Form 10-Q
period 1996-03-31
STM WIRELESS INC
filed 1996-05-15
CIK 765414

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Period Ended March 31, 1996

                                    or

(  ) Transition Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934

                             Commission File No. 0-19923


                                STM WIRELESS, INC.

              (Exact name of Registrant as specified in its charter)

Delaware                                             95-3758983
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization                     Identification number)

One Mauchly
Irvine, California                                   92718
(Address of principal executive offices              (Zip code)



                                     (714) 753-7864
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days.

Yes           No

 X
- - - ---          ---

As of April 30, 1996, there were 5,825,719 shares of Common Stock, no par value, outstanding.

                              STM WIRELESS, INC.
                                    INDEX

PART I. FINANCIAL INFORMATION                                          PAGE
                                                                       ----


    Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31, 1996 and
          December 31, 1995                                               3

          Consolidated Statements of Operations for the three
          month periods ended March 31, 1996 and March 31, 1995           4

          Consolidated Statements of Cash Flows for the three
          month periods ended March 31, 1996 and March 31, 1995           5

          Notes to Consolidated Financial Statements                    6-7

    Item 2. Management's Discussion and Analysis of  Results of
    Operations and Financial Condition                                 8-10

PART II. OTHER INFORMATION

    Item 6.  Exhibits and reports on 8-K                                 11

                       PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                              STM WIRELESS, INC
                        CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                    ASSETS

                                              March 31,            December 31,
                                                1996                   1995
                                              --------               --------
Current assets:

  Cash and cash equivalents                    $ 4,189                $ 4,145
  Short-term investments                         3,050                  4,950
  Accounts receivable, net                      13,513                 11,612
  Note receivable                                3,999                     --
  Inventories, net                               7,148                  6,255
  Current portion of long-term receivables         882                    544
  Deferred income taxes                          1,577                  1,576
  Net assets of discontinued operations             --                  3,761
                                              --------               --------
        Total current assets                    34,358                 32,843
  Property & equipment, net                      8,544                  8,598
Long-term receivables                            3,944                  3,515
Other assets                                     1,398                  1,256
                                              --------               --------
                                              $ 48,244               $ 46,212
                                              --------               --------
                                              --------               --------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Line of credit                               $ 3,600                $ 1,600
  Current portion of long-term debt                177                    216
  Accounts payable                               4,287                  3,923
  Accrued liabilities                            1,043                  1,901
  Customer deposits                                 48                     --
  Income taxes payable                           1,278                  1,102
                                              --------               --------
        Total current liabilities               10,433                  8,742
Long-term debt                                   4,437                  4,488
Minority Interest                                  404                    452
Shareholders' equity:
  Preferred stock, no par value; 5,000,000
    shares authorized, none issued or
    outstanding                                     --                     --
  Common stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 5,825,219 shares at
    March 31, 1996 and 5,816,219 shares at
    December 31, 1995                           32,104                 32,068
  Retained earnings                                866                    462
                                              --------               --------
        Total shareholders' equity              32,970                 32,530
                                              --------               --------
                                              $ 48,244               $ 46,212
                                              --------               --------
                                              --------               --------

               See accompanying notes to consolidated financial statements

                             STM WIRELESS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (unaudited)

                                                       For the three months
                                                          ended March 31,
                                                     1996                1995
                                                   --------            --------
Revenues
     Products                                       $ 6,537            $  4,683
     Services                                           929               1,241
                                                   --------            --------
        Total revenues                                7,466               5,924

Cost of revenues
     Products                                         3,957               2,959
     Services                                           264                 515
                                                   --------            --------
        Total cost of revenues                        4,221               3,474

Gross Profit                                          3,245               2,450

Operating costs
     Selling, general & administrative expenses       1,471               1,361
     Research & development                           1,589                 596
                                                   --------            --------
        Total operating costs                         3,060               1,957

Operating income                                        185                 493

Other income                                             --                  11
Interest income                                         382                 251
Interest expense                                       (144)               (131)
                                                   --------            --------
Income from continuing operations, before
   minority interest and income taxes                   423                 624
Income tax expense                                     (151)               (156)
                                                   --------            --------
     Income from continuing operations
       before minority interest                         272                 468
Minority interest in net loss of
  consolidated subsidiary                                48                  --
                                                   --------            --------
Income from continuing operations                       320                 468
Income from and gain on sale of
  discontinued operations                                84                  54
                                                   --------            --------
Net income                                         $    404            $    522
                                                   --------            --------
                                                   --------            --------
Net income per share:
     Continuing operations                         $   0.05            $   0.08
     Discontinued operations                           0.02                0.01
                                                   --------            --------
Total net income per share:                        $   0.07            $   0.09
                                                   --------            --------
                                                   --------            --------
Weighted average shares outstanding                   5,997               5,963
                                                   --------            --------
                                                   --------            --------

               See accompanying notes to consolidated financial statements

                              STM WIRELESS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                        For the three months
                                                           ended March 31,
                                                     1996                1995
                                                   --------            --------
Net cash used in operating activities              $ (3,565)           $   (237)
                                                   --------            --------
Cash flows provided by (used in) investing
  activities:
     Net decrease in short-term investments           1,900                 423
     Acquisition of property and equipment             (237)               (549)
                                                   --------            --------
Net cash provided by (used by) investing
  activities                                          1,663                (126)
                                                   --------            --------
Cash flows from financing activities:
     Proceeds from issuance of common stock              36                 109
     Borrowings from banks                            2,000               1,100
     Repayments of long-term debt                       (90)                (28)
                                                   --------            --------
Net cash provided  by financing activities            1,946               1,181
                                                   --------            --------
Net increase  in cash and cash equivalents               44                 818

Cash and cash equivalents at beginning of period      4,145               5,026
                                                   --------            --------
Cash and cash equivalents at end of period         $  4,189            $  5,844
                                                   --------            --------
                                                   --------            --------

           See accompanying notes to consolidated financial statements

                             STM WIRELESS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Months  Ended March 31, 1996 and 1995
                                (Unaudited)



1.  BASIS OF PRESENTATION

These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company", or "STM") gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

The results of operations for the current interim period are not necessarily indicative of the results to be expected for the current year.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is on file with the SEC.

2.  DISCONTINUED OPERATIONS

Effective March 31, 1996 the Company sold its RF Microsystems subsidiary to Remec, Inc. for cash in the amount of $2,999,000. The gain on the sale has been accounted for as discontinued operations and prior period financial statements have been restated to reflect discontinuance of this segment of the business. A summary of operating results for discontinued operations is shown below:



                                                         For the three months
                                                            ended March 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
Net Revenues                                          $1,216,000      $1,228,000
                                                      ----------      ----------
                                                      ----------      ----------
Net income from and gain on sale of discontinued
  operations, net of income taxes                     $   84,000      $   54,000
                                                      ----------      ----------
                                                      ----------      ----------

3.  INVENTORIES

Inventories are summarized as follows:


                                 March 31,          December 31,
                                   1996                1995
                                ----------          ----------
Raw materials                   $3,750,500          $1,797,300
Work in process                  1,757,000             865,500
Finished goods                   1,640,200           3,592,000
                                ----------          ----------
                                $7,147,700          $6,254,800
                                ----------          ----------
                                ----------          ----------


At December 31, 1995, inventories included $2,881,000 related to discontinued operations which are classified separately in the consolidated balance sheet as part of "Net assets of discontinued operations".


4.  INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Income per share of common stock is computed using the weighted average number of common and common equivalent shares of stock outstanding during the period. Common stock equivalents consist of dilutive outstanding stock options and warrants and are calculated using the treasury stock method. Primary earnings per share approximates fully diluted earnings per share for all periods presented.

Item 2

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL


The Company develops, manufactures and markets satellite and wireless communication products including VSATs (very small aperture terminals), transceivers, modems, and other networking equipment. The Company's proprietary hardware and software are designed to support data, fax, voice, and video networks requiring cost effective connections between geographically dispersed locations. The majority of the Company's revenue is generated in the international market through foreign distributors and sales representatives. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

     Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,999,000 cash to Remec, Inc.. The Company also entered into a Technology Purchase Agreement on March 31, 1996, whereby the Company sold certain of its technologies, which were not part of the RF Microsystems segment, to Remec, Inc. for $1,000,000 cash. In addition, the Company entered into Development, Manufacturing and Product Supply Agreements which establishes Remec, Inc. as the sole provider of certain components that are incorporated into the Company's products utilizing the aforementioned technologies for a term of at least two years. The agreement also provides for joint development of other products by the Company and Remec, Inc. which will require purchase of such products by the Company from Remec, Inc. at specified market prices.

RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

     Combined product and service revenues were $7,466,000 for the three-month period ended March 31, 1996, compared to $5,924,000 for the corresponding period of 1995, an increase of 26%. Product revenues were $6,537,000 for the three-month period ended March 31, 1996, compared to $4,683,000 for the corresponding period in 1995, an increase of 40%. This increase in product revenues was primarily due to the sale of technology to the purchaser of the Company's RF Microsystems subsidiary, and to shipments related to the Company's major contracts. Service revenues were $929,000 for the three-month period ended March 31, 1996, compared to $1,241,000 for the corresponding period in 1995, a decrease of 25%. Program management services for the quarter ended March 31, 1995 were bolstered by a relatively large contract to provide services to a Malaysian customer in connection with the design, procurement, and supervision of a large personal communication service (PCS) network. That contract was completed in 1995.

     Combined product and service gross profit margin in the three-month period ended March 31, 1996 was 43% compared to 41% for the comparable period in 1995. Product gross profit margin in the three-month period ended March 31, 1996 was 39% compared to 37% for the comparable period in 1995. This increase in product gross profit margin was primarily due to sales mix. Service gross profit margin in the three-month period ended March 31, 1996 was 72%, compared to 59% for the comparable period in 1995. This increase in service gross profit margin was primarily due to higher margins in the program management segment of services as compared to the corresponding period in 1995.

     Selling, general and administrative expenses for the three-month period ended March 31, 1996 increased by $110,000 to $1,471,000, or 20% of revenues, from $1,361,000, or 23% of revenues, in the corresponding period of 1995.
The increase in selling and general administrative expenses was the result of an increase in expenses to support the Company's growth in revenues.

     Research and development expenses for the three-month period ended March 31, 1996 increased significantly to $1,589,000, or 21% of total revenues, from $596,000, or 10% of total revenues, in the corresponding period of 1995. The increase in expenditures for the period was due to research and development activity engaged in by the Company's TMSI subsidiary, and to higher expenses related to personnel and utilization of outside services for new product development.

     Interest income increased by $131,000 to $382,000 for the three-month period ended March 31, 1996, over the three-month period ended March 31, 1995. The increase in interest income was primarily the result of the recognition of interest related to a long-term lease in Brazil, partially offset by a lower level of short-term investments.

     Interest expense increased by $13,000 to $144,000 for the three-month period ended March 31, 1996, over the three-month period ended March 31, 1995. The increase was mainly due to the Company's utilization of bank lines of credit.

DISCONTINUED OPERATIONS


     Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,999,000 cash to Remec, Inc.. A summary of operating results for discontinued operations is shown below:


                                                         For the three months
                                                           ended March 31,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
Net Revenues                                         $1,216,000       $1,228,000
                                                     ----------       ----------
                                                     ----------       ----------
Net income from and gain on sale of discontinued
  operations, net of income taxes                    $   84,000       $   54,000
                                                     ----------       ----------
                                                     ----------       ----------

LIQUIDITY AND CAPITAL RESOURCES

     For the first three months of 1996, the Company had negative cash flows from operations of $3,565,000, compared to negative cash flows of $237,000 in the same period of 1995. The increase in negative cash flow was primarily due to increased investments in inventory and receivables to support the Company's growth in revenues, partially offset by net profits. Proceeds from the sale of RF Microsystems, Inc. are reflected as a note receivable which was paid by Remec, Inc. on April 30, 1996.

     Cash provided by investing activities in the first three months of 1996 totaled $1,663,000. Sales and maturities of short-term investments exceeded purchases of such investments by $1,900,000. The acquisition of fixed assets used $237,000.

     Cash flows from financing activities during the first three months totaled $1,946,000 which included (1) net secured bank borrowings of $500,000 and (2) net unsecured borrowings of $1,500,000 against the Company's
$3,000,000 bank credit line.   Proceeds from issuance of common stock related
to the exercise stock options totaled $36,000. Repayment of long-term debt used $90,000.

Overall, the Company's cash, cash equivalents, and short-term investments totaled $7,239,000 at March 31, 1996, as compared to $9,095,000 at December 31, 1995. The Company believes it has adequate capital resources to meet its current working capital requirements and capital expenditure commitments for at least the next 12 months, including the expansion of its international marketing and sales efforts, and the purchase of additional capital equipment for manufacturing and research and development.

                         PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits
                   10.22 - Stock Purchase Agreement between STM Wireless, Inc.
                           and Remec, Inc., dated March 31, 1996.

       (b) Reports on Form 8-K
                   None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Satellite Technology Management, Inc.


Date:  May 13, 1996                     By: PRESTON ROMM
                                           -------------------------------------
                                           Preston Romm
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)