Form 10-Q
period 1996-06-30
STM WIRELESS INC
filed 1996-08-13
CIK 765414

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

                                      FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934 For the Period Ended June 30, 1996

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934

                             Commission File No. 0-19923

                                  STM WIRELESS, INC.
                (Exact name of Registrant as specified in its charter)

               Delaware                                        95-3758983
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification number)

             One Mauchly
          Irvine, California                                       92718
(Address of principal executive offices)                        (Zip code)

                                    (714) 753-7864
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days.

Yes      No

 X
- ---      ---

As of August 1, 1996, there were 5,848,342 shares of Common Stock, no par value, outstanding.


                                     Page 1 of 14
                           Exhibit index appears on Page 14

                                  STM WIRELESS, INC.
                                        INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

    Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1996 and
         December 31, 1995                                                  3

         Consolidated Statements of Operations for the three and six
         month periods ended June 30, 1996 and June 30, 1995                4

         Consolidated Statements of Cash Flows for the six
         month periods ended June 30, 1996 and June 30, 1995                5

         Notes to Consolidated Financial Statements                       6-7

    Item 2.   Management's Discussion and Analysis of  Results of
    Operations and Financial Condition                                   8-11

PART II. OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                             12

                            PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  STM WIRELESS, INC
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (unaudited)
                                        ASSETS


                                                                June 30,                December 31,
                                                                  1996                     1995
                                                                  ----                     ----

Current assets:
    Cash and cash equivalents                                   $    4,429               $    4,145
    Short-term investments                                           4,550                    4,950
    Accounts receivable, net                                        18,926                   11,612
    Inventories, net                                                 7,245                    6,255
    Current portion of long-term receivables                           880                      544
    Deferred income taxes                                            1,576                    1,576
    Net assets of discontinued operations                                -                    3,761
                                                                ----------               ----------
         Total current assets                                       37,606                   32,843

Property & equipment, net                                            8,430                    8,598

Long-term receivables                                                3,961                    3,515
Other assets                                                         1,436                    1,256
                                                                ----------               ----------
                                                                $   51,433               $   46,212
                                                                ----------               ----------
                                                                ----------               ----------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Lines of credit                                             $    5,100               $    1,600
    Current portion of long-term debt                                  159                      216
    Accounts payable                                                 5,265                    3,923
    Accrued liabilities                                              1,033                    1,901
    Customer deposits                                                  106                        -
    Income taxes payable                                             1,484                    1,102
                                                                ----------               ----------
         Total current liabilities                                  13,147                    8,742
Long-term debt                                                       4,436                    4,488
Minority Interest                                                      372                      452
Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares
      authorized, none issued or outstanding                             -                        -
    Common stock, no par value; 20,000,000 shares authorized;
      issued and outstanding 5,843,207 shares at June 30,
      1996 and 5,816,219 shares at December 31, 1995                32,143                   32,068
    Retained earnings                                                1,335                      462
                                                                ----------               ----------
         Total shareholders' equity                                 33,478                   32,530
                                                                ----------               ----------
                                                                $   51,433               $   46,212
                                                                ----------               ----------
                                                                ----------               ----------


             See accompanying notes to consolidated financial statements

                                  STM WIRELESS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                       For the three months          For the six months
                                                           ended June 30,                ended June 30,
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----
Revenues
    Products                                           $   9,079      $   9,001      $  15,617      $  13,684
    Services                                                 757            991          1,686          2,232
                                                       ---------      ---------      ---------      ---------
         Total revenues                                    9,836          9,992         17,303         15,916
Cost of revenues
    Products                                               5,928          6,654          9,886          9,613
    Services                                                 388            339            652            854
                                                       ---------      ---------      ---------      ---------
         Total cost of revenues                            6,316          6,993         10,538         10,467

Gross profit                                               3,520          2,999          6,765          5,449
Operating costs
    Selling, general & administrative expenses             1,402          1,386          2,873          2,685
    Research & development                                 1,377            828          2,966          1,486
                                                       ---------      ---------      ---------      ---------
         Total operating costs                             2,779          2,214          5,839          4,171

Operating income                                             741            785            926          1,278

Other income                                                 (72)            10            (72)            21
Interest income                                              177            214            558            465
Interest expense                                            (188)          (114)          (332)          (245)
                                                       ---------      ---------      ---------      ---------
Income from continuing operations, before
    minority interest and income taxes                       658            895          1,080          1,519
Income tax expense                                          (221)          (155)          (372)          (311)
                                                       ---------      ---------      ---------      ---------
    Income from continuing operations
         before minority interest                            437            740            708          1,208
Minority interest in net loss of consolidated
    subsidiary                                                32              -             81              -
                                                       ---------      ---------      ---------      ---------
Income from continuing operations                            469            740            789          1,208

Income from and gain on sale
    of discontinued operations                                 -             97             84            151
                                                       ---------      ---------      ---------      ---------
Net income                                             $     469      $     837      $     873      $   1,359
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------
Net income per share:
    Continuing operations                              $    0.08      $    0.12      $    0.13      $    0.20
    Discontinued operations                                    -           0.02          $0.02           0.03
                                                       ---------      ---------      ---------      ---------
Total net income per share:                            $    0.08      $    0.14      $    0.15      $    0.23
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------
Weighted average shares outstanding                        5,998          6,012          5,998          6,014
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------

See accompanying notes to consolidated financial statements

                                  STM WIRELESS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)



                                                                    For the six months
                                                                      ended June 30,
                                                             1996                      1995
                                                             ----                      ----
Net cash used in operating activities                        $ (2,407)                $    766
                                                           ----------               ----------
Cash flows provided by (used in) investing activities:
    Net decrease in short-term investments                        400                      915
    Acquisition of property, plant and equipment                 (393)                  (1,007)
                                                                    -                        -
                                                           ----------               ----------
Net cash provided by (used by) investing activities                 7                      (92)
                                                           ----------               ----------

Cash flows from financing activities:
    Net increase in long-term receivables                        (782)                  (2,533)
    Proceeds from issuance of common stock                         75                      137
    Borrowings from banks                                       3,500                    1,100
    Repayments of long-term debt                                  (52)                     (49)
                                                           ----------               ----------
Net cash provided  by financing activities                      2,684                   (1,345)
                                                           ----------               ----------

Net increase (decrease)  in cash and cash equivalents             284                     (671)

Cash and cash equivalents at beginning of period                4,145                    5,026
                                                           ----------               ----------

Cash and cash equivalents at end of period                     $4,429                   $4,355
                                                           ----------               ----------
                                                           ----------               ----------


See accompanying notes to consolidated financial statements

                                  STM WIRELESS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Six Months  Ended June 30, 1996 and 1995

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

2.  DISCONTINUED OPERATIONS

              Effective March 31, 1996 the Company sold its RF Microsystems subsidiary to Remec, Inc. for cash in the amount of $2,926,000. The gain on the sale has been accounted for as discontinued operations and prior period financial statements have been restated to reflect discontinuance of this segment of the business. A summary of operating results for discontinued operations is shown below:

                                          For the three months            For the six months
                                              ended June 30,                   June 30,
                                        -------------------------    -------------------------
                                           1996           1995           1996           1995
                                        ----------     ----------     ----------     ----------
Net revenues                           $        -     $1,312,000     $1,216,000     $2,540,000
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------
Net income from and gain
on sale of discontinued
operations, net of income taxes        $        -        $97,000        $84,000       $151,000
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------


3.  INVENTORIES

              Inventories are summarized as follows:

                                            June 30,          December 31,
                                              1996                 1995
                                            -----------        ------------

         Raw materials                     $ 4,078,000        $  1,797,000
         Work in process                     1,371,000             866,000
         Finished goods                      1,796,000           3,592,000
                                            -----------        ------------
                                           $ 7,245,000        $  6,255,000
                                            -----------        ------------
                                            -----------        ------------

          At December 31, 1995, inventories included $2,881,000 related to discontinued operations which are classified separately in the consolidated balance sheet as part of "Net assets of discontinued operations".

4.  INCOME PER COMMON AND COMMON EQUIVALENT SHARE

               Income per share of common stock is computed using the weighted average number of common and common equivalent shares of stock outstanding during the period. Common stock equivalents consist of dilutive outstanding stock options and warrants and are calculated using the treasury stock method. Primary income per share approximates fully diluted earnings per share for all periods presented.

1.   RECLASSIFICATIONS

               Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

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

      Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,926,000 cash to Remec, Inc.. The Company also entered into a Technology Purchase Agreement on March 31, 1996, whereby the Company sold certain of its technologies, which were not part of the RF Microsystems segment, to Remec, Inc. for $1,000,000 cash. In addition, the Company entered into Development, Manufacturing and Product Supply Agreements which establish Remec, Inc. as the sole provider of certain components that are incorporated into the Company's products utilizing the aforementioned technologies for a term of at least two years. The agreement also provides for joint development of other products by the Company and Remec, Inc. which will require purchase of such products by the Company from Remec, Inc. at specified market prices.

RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

     Combined product and service revenues were $9,836,000 and $17,303,000, respectively, for the three and six-month periods ended June 30, 1996, compared to $9,992,000 and $15,916,000, respectively, for the corresponding periods of 1995, representing a 2% decrease and a 9% increase, respectively, over the prior year periods. Product revenues were $9,079,000 and $15,617,000, respectively, for the three and six-month periods ended June 30, 1996, compared to $9,001,000 and $13,684,000, respectively, for the corresponding periods in 1995, representing increases of 1% and 14%, respectively, over the prior year periods. The product revenue increases were due to the sale of technology to the purchaser of the Company's RF Microsystems subsidiary in the first quarter, and to shipments related to the Company's major contracts throughout the three and six-month periods. Service revenues were $757,000 and $1,686,000, respectively, for the three and six-month periods ended June 30, 1996, compared to $991,000 and $2,232,000, respectively, for the corresponding periods in 1995, representing a decrease of 24% from both prior year periods. Program management services for both of the comparable periods in 1995 were bolstered by a relatively large contract, not representing core business, to provide services to a Malaysian customer in connection with the design, procurement, and supervision of a personal communications service (PCS) network. The contract was completed in 1995.

     Combined product and service gross profit margins in the three and six-month periods ended June 30, 1996, were 36% and 39%, respectively, compared to 30% and 34%, respectively, for the comparable periods in 1995. Product gross profit margins in the three and six-month periods ended June 30, 1996, were 35% and 37%, respectively, compared to 26% and 30%, respectively, for the comparable periods in 1995. Profit margins in the comparable periods in 1995 suffered primarily due to the Company acting as an integrator in providing Standard A Earth Stations to a customer in Malaysia. Product integration generally yields a lower gross profit margin than product manufacturing. Service gross profit margins in the three and six-month periods ended June 30, 1996, were 49% and 61%, respectively, compared to 66% and 62%, respectively, for the comparable periods in 1995. During the comparable periods in 1995, the Company was providing services to a customer in Malaysia in connection with a PCS network, which provided higher gross profit margins than the Company's historical services.

     Selling, general, and administrative expenses for the three-month period ended June 30, 1996, increased to $1,402,000 from $1,386,000, but remained
constant as a percentage of revenue at 14%.   For the six months ended June 30,
1996, such expenses increased to $2,873,000 from $2,685,000, but remained constant as a percentage of revenue at 17%. The dollar increases in expenditures in both periods in 1996 were the result of increases in expenses to support the Company's growth in core product revenues.

     Research and development expenses for the three-month period ended June 30, 1996, increased to $1,377,000, or 14% of revenues, from $828,000, or 8% of revenues, in the corresponding period of 1995. For the six-month period ended June 30, 1996, such expenses increased to $2,966,000, or 17% of revenues, from $1,486,000, or 9% of revenues, in the corresponding period in 1995. The planned increases in expenditures for both periods were for additional personnel and outside services, both in STM and the Company's TMSI subsidiary, for strategic new product development which should lead to penetration of new markets for the Company .

     Interest income decreased by $37,000 to $177,000 for the three-month period ended June 30, 1996. Interest income increased by $93,000 to $558,000 for the six-month period ended June 30, 1996, over the six-month period ended June 30, 1995. The decrease in the three-month period was due to a lower level of short-term investment income. The increase in the six-month period was due to the recognition of interest income related to a long-term lease receivable in Brazil.

     Interest expense increased by $74,000 to $188,000 for the three-month period ended June 30, 1996, over the three-month period ended June 30, 1995. Interest expense increased by $87,000 to $332,000 for the six-month period ended June 30, 1996, over the six-month period ended June 30, 1995. The increases were primarily due to interest expense incurred as a result of the Company's utilization of its secured and unsecured lines of credit.

DISCONTINUED OPERATIONS

     Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,926,000 cash to Remec, Inc.. A summary of operating results for discontinued operations is shown below:


                                           For the three months            For the six months
                                               ended June 30,                   June 30,
                                        -------------------------     -------------------------
                                           1996           1995           1996           1995
                                        ----------     ----------     ----------     ----------
Net revenues                           $        -     $1,312,000     $1,216,000     $2,540,000
                                        ----------     ----------     ----------     ----------
Net income from and gain
on sale of discontinued
operations, net of income taxes        $        -        $97,000        $84,000       $151,000
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

LIQUIDITY AND CAPITAL RESOURCES

    For the first six months of 1996, the Company had negative cash flows from operations of $2,407,000, compared to positive cash flows of $766,000 in the same period of 1995. The decrease in cash flows was primarily due to increased investments in receivables and inventories, partially offset by increased accounts payable, the sale of net assets of discontinued operations, and net income. A major factor in the increase of receivables was the granting of extended credit terms related to the Company's introduction of its DAMA 10000 product in the South American telephony market.

    Cash provided by investing activities in the first six months of 1996 totaled $7,000. Sales and maturities of short-term investments exceeded purchases of such investments by $400,000. The acquisition of fixed assets used $393,000.

    Cash flows from financing activities during the first six months totaled $2,684,000 and included net bank borrowings of $3,500,000. The Company paid down and terminated its $3,000,000 unsecured line of credit with Wells Fargo Bank and entered into an agreement with Wells Fargo HSBC Trade Bank N.A. for a secured $5,000,000 line of credit, of which $3,500,000 had been utilized at June 30, 1996. In addition, the Company borrowed $500,000, secured by the Company's certificates of deposit, from another bank. Proceeds from issuance of common stock related to the exercise of stock options totaled $75,000. Repayment of long-term debt used $52,000, and funding the increase in long-term receivables used $782,000.

    Overall, the Company's cash, cash equivalents, and short-term investments totaled $8,979,000 at June 30, 1996, as compared to $9,095,000 at December 31, 1995. The Company believes it has adequate capital resources to meet its current working capital requirements and capital expenditure commitments for at least the next 12 months, including the expansion of its international marketing and sales efforts, and the purchase of additional capital equipment for manufacturing and research and development.

POSSIBLE VOLATILITY OF STOCK PRICES

    The market prices for securities of technology companies, including the Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards and other events or factors may have significant impact on the market price of the Company's common stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the company's operating performance. These conditions may adversely affect the market price of the Company's stock.

FORWARD LOOKING STATEMENTS

    This report contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties which may impact the accuracy of forward looking statements with respect to revenues, expenses and operating results may include, without limitation, long-term cycle involved in completing major contracts, particularly in foreign markets, increasing competitive pressures, general economic conditions, technological advances, the timing of new product introductions, political and economic risks involved in foreign markets and foreign currencies and the timing of operating and other expenditures.

    Because of time and other factors affecting the Company's operating results, past historical performance should not be used as an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

    PART II -- OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -
         10.23. Credit Agreement entered into as of the 31st day of May, 1996, by and between STM WIRELESS, INC., a Delaware corporation ("Borrower") and WELLS FARGO HSBC TRADE BANK N.A. ("Bank")

(b) Reports on Form 8-K
         None

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Satellite Technology Management, Inc.

Date:  August 9, 1996       By: PRESTON ROMM
                                Preston Romm
                                Vice President, Finance and
                                Chief Financial Officer
                               (Principal Financial and Accounting Officer and
                                Duly Authorized Officer)

                                    EXHIBIT INDEX



The following exhibits are attached hereto and incorporated herein by reference:

                                                                   Sequentially
                                                                     Numbered
Exhibit Number                  Description                            Page
- --------------                  -----------                            ----
Ex. 10.23          Credit Agreement entered into as of the             15

                   31st day of May, 1996, by and between
                   STM WIRELESS, INC. a Delaware corporation
                   ("Borrower"), and WELLS FARGO HSBC TRADE
                    BANK N.A. ("Bank")