Form 10-Q
period 1996-09-30
STM WIRELESS INC
filed 1996-11-19
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

{X} Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Period Ended September 30, 1996

                                        or

{  } Transition Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934

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

Yes       No

 X
---       ---

As of October 30, 1996, there were 5,848,332 shares of Common Stock, no par value, outstanding.

                               STM WIRELESS, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION                                           PAGE(S)


     Item 1.  Financial Statements



          Consolidated Balance Sheets at September 30, 1996 and
          December 31, 1995                                                3



          Consolidated Statements of Operations for the three and nine
          month periods ended September 30, 1996 and September 30, 1995    4

          Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1996 and September 30, 1995    5

          Notes to Consolidated Financial Statements                     6 -7



     Item 2. Management's Discussion and Analysis of  Results of
     Operations and Financial Condition                                  8 -11

PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                STM WIRELESS, INC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)
                                     ASSETS

                                                                 September 30,   December 31,
                                                                     1996            1995
                                                                     ----            ----
Current assets:
     Cash and cash equivalents                                    $   7,866       $  4,145
     Short-term investments                                           3,750          4,950
     Accounts receivable, net                                        18,610         11,612
     Inventories, net                                                10,474          6,255
     Current portion of long-term receivables                           320            544
     Deferred income taxes                                            1,576          1,576
     Net assets of discontinued operations                                -          3,761
                                                               ------------   ------------
          Total current assets                                       42,596         32,843

Property, plant & equipment, net                                      8,322          8,598

Long-term receivables                                                 2,503          3,515
Other assets                                                          1,273          1,256
                                                               ------------   ------------
                                                                  $  54,694      $  46,212
                                                               ------------   ------------
                                                               ------------   ------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                $  6,400       $  1,600
     Current portion of long-term debt                                  171            216
     Accounts payable                                                 6,889          3,923
     Accrued liabilities                                              1,119          1,901
     Customer deposits                                                   79            -
     Income taxes payable                                             1,407          1,102
                                                               ------------   ------------
          Total current liabilities                                  16,065          8,742
Long-term debt                                                        4,732          4,488
Minority Interest                                                       346            452
Shareholders' equity:
     Preferred stock, no par value; 5,000,000 shares
      authorized, none issued or outstanding                              -            -
     Common stock, no par value; 20,000,000 shares authorized;
      issued and outstanding 5,848,332 shares at September 30,
      1996 and 5,816,219 shares at December 31, 1995                 32,164         32,068
     Retained earnings                                                1,387            462
                                                               ------------   ------------
          Total shareholders' equity                                 33,551         32,530
                                                               ------------   ------------
                                                                  $  54,694      $  46,212
                                                               ------------   ------------
                                                               ------------   ------------




           See accompanying notes to consolidated financial statements

                               STM WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     For the three months           For the nine months
                                                        ended Sep. 30,                ended Sep. 30,
                                                      1996           1995           1996           1995
                                                      ----           ----           ----           ----
Revenues
     Products                                       $  7,323       $  6,320      $  22,939      $  20,004
     Services                                            559            793          2,245          3,025
                                                  ----------     ----------     ----------     ----------
          Total revenues                               7,882          7,113         25,184         23,029
Cost of revenues
     Products                                          4,116          3,254         14,002         12,867
     Services                                            295            373            946          1,227
                                                  ----------     ----------     ----------     ----------
          Total cost of revenues                       4,411          3,627         14,948         14,094

Gross profit                                           3,471          3,486         10,236          8,935
Operating costs
     Selling, general & administrative expenses        1,792          1,410          4,665          4,095
     Research & development                            1,685          1,000          4,650          2,486
                                                  ----------     ----------     ----------     ----------
          Total operating costs                        3,477          2,410          9,315          6,581

Operating income (loss)                                  (6)          1,076            921          2,354

Other income                                            (28)              7          (100)             28
Interest income                                          206             51            765            516
Interest expense                                       (197)           (28)          (528)          (273)
                                                  ----------     ----------     ----------     ----------
Income (loss) from continuing operations, before
     minority interest and income taxes                 (25)          1,106          1,058          2,625
Income tax expense                                        51          (232)          (327)          (543)
                                                  ----------     ----------     ----------     ----------
     Income from continuing operations
          before minority interest                        26            874            731          2,082
Minority interest in net loss of consolidated
     subsidiary                                           26              8            106              8
                                                  ----------     ----------     ----------     ----------
Income from continuing operations                         52            882            837          2,090

Income from and gain on sale
     of discontinued operations net of income tax          -             30             88            181
                                                  ----------     ----------     ----------     ----------
Net income                                             $  52         $  912         $  925       $  2,271
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Net income per share:
     Continuing operations                           $  0.01        $  0.15        $  0.14        $  0.35
     Discontinued operations                               -              -        $  0.01        $  0.03
                                                  ----------     ----------     ----------     ----------
Total net income per share:                          $  0.01        $  0.15        $  0.15        $  0.38
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Weighted average shares outstanding                    6,044          6,089          6,013          6,016
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------




           See accompanying notes to consolidated financial statements

                               STM WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                           For the nine months
                                                           ended September 30,
                                                            1996         1995
                                                            ----         ----

Net cash provided by (used in) operating activities      $ (3,248)     $   1,071
                                                        ----------    ----------
Cash flows provided by (used in) investing activities:
     Net decrease in short-term investments                  1,200         2,415
     Acquisition of property, plant and equipment            (562)       (2,034)
                                                        ----------    ----------
Net cash provided by (used in) investing activities            638           381
                                                        ----------    ----------

Cash flows from financing activities:
     Net decrease (increase) in long-term receivables        1,236       (3,467)
     Proceeds from issuance of common stock                     96           442
     Borrowings from banks                                   4,800         1,150
     Net increase (decrease) in long-term debt                 199          (44)
                                                        ----------   ----------
Net cash provided  by (used in) financing activities         6,331       (1,919)
                                                        ----------   ----------

Net increase (decrease)  in cash and cash equivalents        3,721         (467)

Cash and cash equivalents at beginning of period             4,145         5,026
                                                        ----------   ----------

Cash and cash equivalents at end of period                $  7,866      $  4,559
                                                        ----------   ----------
                                                        ----------   ----------



           See accompanying notes to consolidated financial statements

                               STM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Nine Months  Ended September 30, 1996 and 1995

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

1.   DISCONTINUED OPERATIONS

          Effective March 31, 1996 the Company sold its RF Microsystems subsidiary to Remec, Inc. for cash in the amount of $2,926,000. The gain on the sale has been accounted for as discontinued operations and prior period financial statements have been restated to reflect discontinuance of this segment of the business. A summary of operating results for discontinued operations is shown below:

                                   For the three months     For the nine months
                                    ended September 30,     ended September 30,
                                  ----------------------  ----------------------
                                     1996        1995        1996         1995
                                  ----------  ----------  ----------  ----------
Net revenues                      $       -   $1,529,000  $1,216,000  $4,069,000
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------
Net income from and gain
on sale of discontinued
operations, net of income taxes   $       -      $30,000     $88,000    $181,000
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

3.  INVENTORIES

          Inventories are summarized as follows:

                                     September 30,        December 31,
                                          1996                1995
                                    ---------------     ---------------
     Raw materials                    $  5,078,000        $  1,797,000
     Work in process                     2,081,000             866,000
     Finished goods                      3,315,000           3,592,000
                                    ---------------     ---------------
                                     $  10,474,000        $  6,255,000
                                    ---------------     ---------------
                                    ---------------     ---------------

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

5. RECLASSIFICATIONS

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

      Effective March 31, 1996, the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, to Remec, Inc. for $2,926,000 cash. The Company also entered into a Technology Purchase Agreement on March 31, 1996, whereby the Company sold certain of its technologies, which were not part of the RF Microsystems segment, to Remec, Inc. for $1,000,000 cash. In addition, the Company entered into Development, Manufacturing and Product Supply Agreements which establish Remec, Inc. as the provider of certain components that are incorporated into the Company's products utilizing the aforementioned technologies for a term of at least two years. The agreements also provide for joint development of other products by the Company and Remec, Inc. and purchase of such products by the Company from Remec, Inc. at specified market prices.

RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

     Combined product and service revenues were $7,882,000 and $25,184,000, respectively, for the three and nine-month periods ended September 30, 1996, compared to $7,113,000 and $23,029,000, respectively, for the corresponding periods of 1995, representing increases of 11% and 9%, respectively, over the prior year periods. Product revenues were $7,323,000 and $22,939,000, respectively, for the three and nine-month periods ended September 30, 1996, compared to $6,320,000 and $20,004,000, respectively, for the corresponding periods in 1995, representing increases of 16% and 15%, respectively, over the prior year periods. The product revenue increases were due to the sale of technology to the purchaser of the Company's RF Microsystems subsidiary in the first quarter, and to shipments related to the Company's major contracts throughout the three and nine-month periods. Product revenues for the three month period ended September 30, 1996 were adversely impacted by the reversal of $2,132,000 of net sales to a customer in Brazil which was previously recognized as revenue in the third quarter 1995. The reversal was the result of the Company's decision to rescind the sale and refund the original deposit made by the customer due to changed economic and regulatory conditions in Brazil, which made the use of the network provided no longer economically viable for the customer. The Company believes its decision to rescind this sale rather than pursuing legal remedies is in the long-term best interests of the Company as it will enable the Company to maintain its good standing in the Brazilian market and allow it to capitalize on anticipated Brazilian market opportunities. Service revenues were $559,000 and $2,245,000, respectively, for the three and nine-month periods ended September 30, 1996, compared to $793,000 and $3,025,000, respectively, for the corresponding periods in 1995, representing decreases of 30% and 26%, respectively, from the corresponding periods of 1995. Program management services for both of the comparable periods in 1995 were bolstered by a relatively large contract, not representing core business, to provide services to a Malaysian customer in connection with the design, procurement, and supervision of a personal communications service
(PCS) network.  The contract was completed in 1995.

     Combined product and service gross profit margins in the three and nine-month periods ended September 30, 1996, were 44% and 41%, respectively, compared to 49% and 39%, respectively, for the comparable periods in 1995. Product gross profit margins in the three and nine-month periods ended September 30, 1996, were 44% and 39%, respectively, compared to 49% and 36%, respectively, for the comparable periods in 1995. The decrease in profit margins in the three-month period was primarily due to the impact of the above-mentioned reversal of a sale in the previous year to a customer in Brazil. Profit margins in the comparable nine-month period in 1995 suffered primarily due to the Company acting as an integrator in providing Standard A Earth Stations to a customer in Malaysia. Product integration generally yields a lower gross profit margin than product manufacturing. Service gross profit margins in the three and nine-month periods ended September 30, 1996, were 47% and 58%, respectively, compared to 53% and 59%, respectively, for the comparable periods in 1995. Profit margins for both periods were within the Company's expectations based on historical experience. During the comparable periods in 1995, the Company was providing services to a customer in Malaysia in connection with a PCS network, which provided higher gross profit margins than the Company's historical services.

     Selling, general, and administrative expenses for the three-month period ended September 30, 1996, increased to $1,792,000 from $1,410,000, and increased
slightly as a percentage of revenue from 20% to 23%.   For the nine months ended
September 30, 1996, such expenses increased to $4,665,000 from $4,095,000, but remained flat as a percentage of revenue at 18%. The dollar increases in expenditures in both periods in 1996 were the result of an increase in expenses to support the Company's growth in core product revenues.

     Research and development expenses for the three-month period ended September 30, 1996, increased to $1,685,000, or 21% of revenues, from $1,000,000, or 14% of revenues, in the corresponding period of 1995. For the nine-month period ended September 30, 1996, such expenses increased to $4,650,000, or 19% of revenues, from $2,486,000, or 11% of revenues, in the corresponding period in 1995. The planned increases in expenditures for both periods were for additional personnel and outside services, both in STM and the Company's TMSI subsidiary, to support strategic new product development which the Company believes will lead to penetration of new product markets.

     Interest income increased by $155,000 to $206,000 for the three-month period ended September 30, 1996. Interest income increased by $249,000 to $765,000 for the nine-month period ended September 30, 1996, over the nine-month period ended September 30, 1995. The increases in both periods were due to the recognition of interest income related to a long-term lease receivable in Brazil.

     Interest expense increased by $169,000 to $197,000 for the three-month period ended September 30, 1996, over the three-month period ended September 30, 1995. Interest expense increased by $255,000 to $528,000 for the nine-month period ended September 30, 1996, over the nine-month period ended September 30, 1995. The increases were primarily due to interest expense incurred as a result of the Company's increased utilization of its secured and unsecured lines of credit.

DISCONTINUED OPERATIONS

     Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, to Remec, Inc. for $2,926,000 cash. A summary of operating results for discontinued operations is shown below:

                                   For the three months     For the nine months
                                    ended September 30,     ended September 30,
                                  ----------------------  ----------------------
                                     1996        1995        1996         1995
                                  ----------  ----------  ----------  ----------
Net revenues                      $       -   $1,529,000  $1,216,000  $4,069,000
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------
Net income from and gain
on sale of discontinued
operations, net of income taxes   $       -      $30,000     $88,000    $181,000
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of 1996, the Company had negative cash flows from operations of $3,248,000, compared to positive cash flows of $1,071,000 in the same period of 1995. The decrease in cash flows was primarily due to increased investments in receivables and inventories, partially offset by increased accounts payable, the sale of net assets of discontinued operations, and net income. Working capital increased to support the Company's continued growth into new markets with new products.

     Cash provided by investing activities in the first nine months of 1996 totaled $638,000. Sales and maturities of short-term investments exceeded purchases of such investments by $1,200,000. The acquisition of fixed assets used $562,000 of cash.

     Cash flows from financing activities during the first nine months totaled $6,331,000 and included net bank borrowings of $4,800,000. The Company paid down and terminated its $3,000,000 unsecured line of credit with Wells Fargo Bank and entered into an agreement with Wells Fargo HSBC Trade Bank N.A. (Trade Bank) for a secured $5,000,000 line of credit, of which $4,800,000 had been utilized at September 30, 1996. Subsequent to September 30, 1996, the agreement with Trade Bank was amended to increase the line to $10,000,000. Further, the Company borrowed an additional $500,000, secured by the Company's certificates of deposit in the same amount, from another bank. Proceeds from issuance of common stock related to the exercise of stock options totaled $96,000. A net increase of long-term debt provided $199,000.

     Overall, the Company's cash, cash equivalents and short-term investments totaled $11,616,000 at September 30, 1996, as compared to $9,095,000 at December 31, 1995. The Company believes it has adequate capital resources to meet its current working capital requirements and capital expenditure commitments for at least the next 12 months, including the expansion of its international marketing and sales efforts, and the purchase of additional capital equipment for manufacturing and research and development.

POSSIBLE VOLATILITY OF STOCK PRICES

     The market prices for securities of technology companies, including the Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards, changes in foreign political or regulatory environments, and other events or factors may have significant impact on the market price of the Company's common stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the Company's operating performance. These conditions may adversely affect the market price of the Company's stock.

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

          None

(b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Satellite Technology Management, Inc.

Date:  November 15, 1996      By: PRESTON ROMM
                                  ------------
                                  Preston Romm
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)