Form 10-K
period 1996-12-31
STM WIRELESS INC
filed 1997-04-15
CIK 765414

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from            to
                                            ----------    ----------
                         Commission File Number 0-19923

                               STM WIRELESS, INC.
           (Exact name of the registrant as specified in its charter)

          Delaware                                              95-3758983
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      ONE MAUCHLY, IRVINE, CALIFORNIA 92618
                    (Address of principal executive offices)

                                 (714) 753-7864
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1997, the aggregate market value of the registrant's common stock, held by non-affiliates of the registrant was approximately $ 22,049,367 based on the closing sales price of $7.125 per share of the common stock as of such date, as reported by The National Market. As of March 24, 1997, 5,869,875 shares of the registrant's common stock were outstanding.


                               Page 1 of 63 Pages
                        Exhibit Index appears on Page 57

                                     PART I

ITEM 1 - BUSINESS

                                   THE COMPANY

         STM Wireless, Inc. (the "Company" or "STM"), is a leading manufacturer of satellite and communications products including VSATs (very small aperture terminals), hubs/gateways, multiplexors, modems and other networking equipment. STM products are designed to support data, fax, voice and video networks requiring cost-effective connections between geographically dispersed locations. The Company's proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and asia. The Company also operates and sells services to customers on networks it owns.

         The Company was incorporated in California in January 1982 as Services Via Satellite and in December 1982 changed its name to Satellite Technology Management, Inc. In January 1995, the Company registered in California to do business as STM Wireless, Inc. In December 1995, the Company reorganized as a Delaware corporation via a merger into a wholly owned subsidiary with the name STM Wireless, Inc.

                           DESCRIPTION OF THE BUSINESS

         The Company, founded in 1982, designs, manufactures and markets wireless based satellite communications infrastructure products to customers for the creation of public and private networks. These networks are used to either bypass or extend terrestrial networks or in some instances to provide a communications infrastructure where a terrestrial network does not exist. The Company's products provide customers with the ability to transmit many forms of information including voice, fax, data and video. The Company sells its products primarily in the international marketplace where the growing deregulation of telecommunications markets and rapid economic growth stimulates the demand for communications infrastructure. The solutions currently provided by the Company are principally satellite communications networks which can be deployed and reconfigured faster and at a lower cost than terrestrial alternatives. The main products that STM sells are two-way small earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment.

         The Company's product line is based on proprietary hardware and software used in the remote terminals, hubs and network management systems. The Company's VSAT product line includes the TXR-3000 and the DAMA 10000 which are both capable of concurrently transmitting and receiving data as well as several channels of digitized voice, using the Company's software to perform call routing and to allocate satellite capacity on call initiation. The product features allow more efficient use of satellite transponders and are attractive to international customers for whom combined voice and data communications costs are a prime concern. The DAMA 10000 VSAT product is a real-time Demand Assigned Multiple Access VSAT that provides full mesh, single-hop satellite transmission through direct connections between any two ports in a network without the need for a central hub system.

         The Company has established alliances with customers, distributors and sales representatives in over 20 countries and has supplied networks to customers or end users in many geographic areas, including Argentina, Bosnia, Brazil, Canada, China, Columbia, Ecuador, Germany, Holland, Hungary, India, Italy, Malaysia, Mexico, Pakistan, Peru, Philippines, Spain, Thailand and the United States.

MARKET

         The major initial advantage of VSAT networks in the North American marketplace was substantial cost savings compared to land based telephone networks where the network users were geographically widespread. In addition, the flexibility and control offered by VSAT networks made them attractive to users. Due to the nature of satellites, transmission costs are not affected by the distance information travels, while in land based networks, transmission costs are directly related to the distance between the network users. Also, in-premise VSAT equipment can be rapidly installed, upgraded or moved without reliance on third parties. Thus, networks can be expanded or changed with minimum expense and disruption. Bandwidth allocated to each user can be changed dynamically, and the network can be reconfigured and additional features and changes downloaded to the user. Furthermore, the network user or services provider has the ability to monitor operations of the network, collect performance statistics and perform diagnostics.

         All of these benefits are equally applicable to the international market. However, while the application in the North American market is primarily for data transmission, in most international applications voice, and more recently video capabilities are important. In certain developing countries where telephone facilities are inadequate for the growing economy, VSATs are a practical method of quickly making available sophisticated communications capabilities. One specific application for voice is rural telephony, that is, the provision of voice telephone facilities to remote villages located in remote or difficult terrain.

         Since the mid-1980's, the VSAT network market has grown steadily with the North American market share dominating. However, both political and regulatory advances have contributed to the international expansion of the market. The Company believes that the following factors should lead to continued growth in the VSAT market:

         - Technology enhancements, such as the integration of voice and video, should help to keep VSATs competitive with other telecommunications alternatives.

         - Economic and political changes in many Eastern European, South American, Pacific Rim and Asian nations should lead to a need for advanced communications capabilities in these countries.

         - Deregulation and the availability of domestic and regional satellites in South America, Asia and the Pacific Rim should create new market opportunities by allowing private companies to expand their use of satellites.

         - The growth in gross national product in Asia and Latin American countries should produce greater demand for sophisticated telecommunications equipment.

Applications which are well suited to VSAT networks include:

                  -  Telephony.
                  -  Credit verification.
                  -  Airline and hotel reservation systems.
                  -  Inventory control.
                  -  Banking, including automatic teller machines.
                  -  Point of sale.
                  -  Distance learning
                  -  Publishing
                  -  Telemedicine

Historically about half of the Company's sales are to telephone companies and service providers with the other half representing private networks for major corporations.

PRODUCTS AND SERVICES

         The Company's VSAT networking products have evolved from their initial deployment in data networking to include voice and video to accommodate the needs of international users.

         The equipment provided in networks normally supplied by the Company consists of either a central hub or gateway facility and VSATs installed at remote sites that are interconnected by a satellite transponder. A central hub consists of a large antenna and radio frequency equipment integrated with the rest of the network processing equipment. A network management system is also provided at the hub facility or network control center.

         The VSAT consists of a small outdoor antenna and radio frequency unit and an indoor electronics unit typically with one or more data ports. Most two-way VSAT networks implemented in the United States are for data applications only and operate in the Ku-band frequency range. Internationally there is a need for a mixture of data, voice and video, and in many countries C-band transmission is essential because of the lack of Ku-band satellite capacity.

         The Company classifies its consolidated revenues into two categories; products and services. Revenues associated with products amounted to 91.7%, 88.6%, and 83.1%, of total revenues in 1996, 1995, and 1994 respectively, and include items listed below as Hubs/Gateways, TXR-3000 and DAMA 10000 VSATS, Network Management Systems, Systems Integration Products, and Terrestrial Communications Products. Revenues associated with services amounted to 8.3%, 11.4%, and 16.9%, of total revenues in 1996, 1995, and 1994 respectively, and include items listed below as Services.

PRODUCTS

         HUBS/GATEWAYS

         Hub/Gateways The Company manufactures the digital and modem portion of the hub/gateway which is comprised of a series of special purpose processing units utilized in multiplexing, network configuration and routing of information to the appropriate network destinations. This is controlled by the Company's proprietary networking and system software. Typically, the digital portion of the hub/gateway has a number of voice and data ports that directly attach to the user's equipment. Transmission between the hub/gateway and the remote VSAT is via a satellite transponder. The hub/gateway also includes radio frequency components and an antenna, which are purchased from suppliers and integrated into the system by the Company. The hub/gateway interacts with a network management system, which operates on a local or remote work station using proprietary software supplied by the Company.

         The Company offers optional voice/fax capabilities that operate with both the hub/gateway and VSATs. One of the Company's primary voice products is its proprietary Demand Assigned Multiple Access (DAMA) software that makes efficient use of satellite bandwidth by assigning resources only for the duration of the call. This software also provides a voice PBX function within the hub/gateway by which each VSAT subscriber extension in a subnetwork can be interconnected to another extension or a hub/gateway trunk. Where appropriate, the Company also provides non-DAMA and broadcast mode voice capabilities. The relevant software operates with additional cards installed in the hub/gateway and VSATs.

         TXR-3000 AND DAMA 10000 VSATS

         The TXR-3000 series VSAT is a multi-port communications station installed at the customer's premises. The basic configuration includes five duplex data ports, expandable to seventeen. The TXR-3000 can also be used as a local concentrator which serves multiple locations through tail-end local telephone circuits or dial-up lines. As an alternative the data port expansion capability can be replaced by cards offering voice channel capability or a direct connection to local area networks.

         The VSAT hardware consists of a dish antenna, typically up to six feet in diameter, a microwave radio frequency unit that includes amplifiers and frequency converters and an indoor controller unit containing a satellite modem and digital processing equipment. The user devices are connected directly to data communications ports on the indoor controller.

         The DAMA 10000 bandwidth-on-demand VSAT enables direct interconnections between any two ports in a network without the need for a hub/gateway. Satellite transponder channels are allocated only upon call initiation, and only for its duration, thereby optimizing satellite costs since the transponder is used only when it is needed. Applications benefiting from this new product include private and public networks which need to have full connectivity among all sites and support of both voice, fax, video, and data traffic. The DAMA 10000 is a fully integrated product that offers the flexibility to create and manage both large and small networks. With an expandable system architecture and highly configurable terminal equipment, the DAMA 10000 is a cost effective solution for small to very large networks. The system supports full mesh, point-to-point or point-to-multi-point communications circuits and any user can connect to any other user anywhere within the network.

         NETWORK MANAGEMENT SYSTEMS

         The Company provides a network management system which shows network status in real time, and permits the operator to monitor and control network operations, including diagnosis of problems. The interface with the operator is by a graphic display of the network status on a color monitor. The network management system can also be used for redefining network parameters, for adding and deleting remote network locations, for changing protocols and for collecting and reporting operational information and providing management reports. In addition, the system can be expanded if the hub/gateway is shared among several customers, to permit each customer to have such capabilities. The network management system can be installed remotely from the hub/gateway location if required.

         SYSTEMS INTEGRATION PRODUCTS

         In order to offer a more complete product line, the Company also integrates equipment from other manufacturers into systems or earth stations manufactured by the Company. These products include antennas, radio frequency equipment, satellite modems, voice and data multiplexers, local area network routers and video communications equipment. The Company encounters requests for such products while marketing its proprietary VSAT products and expects to continue to sell such systems on an individual project basis as part of its direct sales effort.

         TERRESTRIAL COMMUNICATIONS PRODUCTS

         In August, 1995 the Company acquired majority ownership of Telecom Multimedia Solutions, Inc. ("TMSI"). With this acquisition, the Company has diversified into the development of Digital Circuit Multiplication Equipment
(DCME) and multiplexer equipment. This equipment utilizes state of the art compression technology to significantly expand the capacity of satellite, cellular and terrestrial communications facilities. TMSI's objective is to use its expertise in signal processing and telecommunications to establish itself as a provider of voice networking products.

SERVICES

         SHARED-HUB/GATEWAY SERVICES. The Company offers shared hub/gateway network services in the United States using a central hub/gateway installed at the Company's headquarters and transponder services leased from United States domestic satellite service providers. This facility currently serves approximately 200 VSATs throughout the continental United States and is used by three customers. This service is similar to that provided by a telephone company which shares its central office equipment among many customers.

         PROJECT MANAGEMENT. The Company offers engineering, project management, and contract services in support of products sold.

         CUSTOM DEVELOPMENT. From time to time the Company receives orders from its customers and distributors for product features, new products or software protocols and functions that enhance the Company's product lines. While such custom development orders do not contribute significantly to the Company's revenues, they demonstrate the Company's ability to be responsive to market requirements.

         TECHNICAL SUPPORT SERVICES. The Company provides technical support services to its installed base of customers either directly or through third-parties. Services include technical support, installations, maintenance, training and spares provisioning.

SALES AND MARKETING

         The key elements of the Company's strategy are: (1) the continued development and strengthening of its strategic market relationships by developing key relationships with partners who have substantial influence in the markets the Company seeks to address, (2) the development of communication products suited to the emerging high growth economies resulting from increasing deregulation of telecommunications services in many countries and (3) taking advantage of service opportunities in conjunction with the continued deregulation of major markets for telecommunications.

         The Company sells its satellite communication products primarily through international distributors and alliances which are supported by the Company's sales and marketing personnel. Direct sales by the

Company are targeted toward large accounts and the establishment of distributors and alliances in new markets. The Company additionally derives service revenue from three customers in the United States who use the Company's VSAT products in their satellite networks.

         The Company's direct VSAT and wireless products sales force is comprised of sales and marketing staff supported by management personnel and systems and applications engineers. Direct sales activities are focused on expanding the Company's international sales by identifying emerging markets and establishing new distributor accounts and working with current strategic partners. Additionally, the Company directly targets certain major accounts that provide entry into new markets or lead to subsequent distribution agreements. Such major accounts are telecommunications agencies and major corporations in international markets. The Company has a customer service and support group, which primarily supports distributors and end users and is responsible for after-sales support and installation supervision. In certain instances, the Company uses third party companies for installation and maintenance.

         Export sales, as a percentage of revenues, were approximately 95%, 97%, and 90% in 1996, 1995, and 1994 respectively. In 1996, sales to Samart Corporation and Unisource Satellite Services accounted for approximately 36% and 11% of revenues, respectively. No other customer accounted for greater than 10% of revenues in 1996. Reference is made to Note 12 of the notes to the consolidated financial statements - Sales to Principal Customers, Geographic Regions and Concentration of Credit Risk in Item 8 - "Financial Statements, Financial Statement Schedule and Supplementary Data".

BACKLOG

         As of December 31, 1996 and 1995, the Company's backlog was approximately $4.1 million and $15.3 million, respectively. The Company's backlog includes orders for Company products and services that are expected to be delivered within the next twelve months. The Company manufactures its products on the basis of customer orders and its forecast of near-term demand for VSATs from its customers. The Company conducts nearly all of its business with foreign customers in United States currency and accordingly, is generally not subject to foreign currency fluctuations. Customary terms of business are a substantial deposit on order with the remainder guaranteed by an irrevocable letter of credit or when appropriate open account.

MANUFACTURING

         The Company's products are assembled and tested at the Company's Irvine facility using subsystems and circuit boards supplied by subcontractors. The Company's microwave products are designed and fabricated utilizing microwave components manufactured by outside suppliers. The Company maintains adequate stock to reduce the procurement lead time for certain components. The Company's products use a number of application specific integrated circuit (ASIC) chips, monolithic microwave integrated circuits (MMIC) and customized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers are unable to fulfill the Company's requirements, the Company may experience an interruption in production until an alternative source of supply is developed. The Company maintains an inventory of certain MMIC and ASIC chips and components and subassemblies to limit the potential for such an interruption. The Company believes that there are a number of companies capable of providing replacements for the types of unique MMIC and ASIC chips and customized components and subassemblies used in its products.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts to date have been entirely devoted to the design and implementation of satellite and wireless radio communications network hardware and software, along with terrestrial digital circuit multipliction and multiplexer equipment. The Company's future growth depends on adaptation of its existing satellite communications products to new applications, and the introduction of new communications products that will gain market acceptance and benefit from the Company's established international distribution channels. Accordingly, the Company is actively applying its communications expertise to design and develop new hardware and software products and enhance existing products.

         In 1996, 1995, and 1994, the Company incurred expenses of $6,895,000, $3,677,000, and $2,980,000 respectively, on research and development activities. During this period, the Company enhanced the TXR-3000 VSAT, and continued the development of the DAMA 10000 VSAT, SMR 2000, SCPC C-Band satellite transceiver, and started development of the Subscriber Earth Station (the Company's low cost telephony product compatible with DAMA 10000), SpaceWeb (an internet access product compatible with X.star), and the terrestrial multiplexing products.

COMPETITION

         The Company has a number of competitors in the satellite communications field, most of which have substantially greater financial, marketing, and technological resources than the Company. The Company's competitors include large companies such as Hughes Network Systems, and Scientific Atlanta, all of whom compete to some extent in some international markets. There can be no assurance that the Company will not experience increased competition in the future from these or other competitors which may adversely affect the Company's ability to continue to successfully market its products or services. The Company believes that it has been able to compete with these companies by offering flexible and cost effective products and utilizing the resources of local distributors, forming strategic alliances with major corporations, and by emphasizing product features and functions such as concurrent support of multiple protocols, voice capability, built-in diagnostic ports and downloadable software and configurations, which allow the products to serve the diverse needs of international customers. These product features and functions are based upon the Company's proprietary hardware and software. See "Patents and Intellectual Property."

         However, most of the Company's competitors offer products which have one or more of the features and functions similar to those offered by the Company. The Company believes that the quality, performance and capabilities of its products, its ability to customize certain network functions and the efficient utilization of satellite capacity coupled with the products generally offered by the Company's major vendors have contributed to the Company's ability to compete successfully. The Company's major competitors have the resources available to develop products with features and functions, competitive with or superior to those offered by the Company. There can be no assurance that such competitors will not develop such features or functions or that the Company will be able to maintain a lower cost advantage for these products.

PATENTS AND INTELLECTUAL PROPERTY

         The Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not result in a competitive advantage in areas of rapid technological change. Further patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company believes that the value of its products is dependent upon its proprietary software and hardware remaining "trade secrets" or subject to copyright protection. However, with its venture into new fields such as terrestrial and low cost telephony products, the Company believes that patent protection may be more appropriate. Accordingly, the Company has applied for one patent and is in the process of pursuing one additional patent protection. Generally, the company enters into confidentiality and invention assignment agreements with its employees. However, there can be no assurance that the Company's proprietary technology will remain a trade secret, or that others will not develop a similar technology and use such a technology to compete with the Company. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and aversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

GOVERNMENT REGULATIONS

         The Communications Act of 1934, as amended, gives the Federal Communications Commission ("FCC") jurisdiction over the communications products and services provided by the Company in the United States. Part 25 of the FCC's rules and regulations governs the operation and use of satellite transponders and requires authorization for construction and operation of each transmitting earth station, including VSATs installed on customers' premises. The Company believes it has received all authorizations from the FCC required to date in the operation of its two-way VSAT network in the United States.

         The Company's international sales are also subject to Department of Commerce regulations for export of its products, which usually meet general license requirements depending on country of destination.

EMPLOYEES

         As of December 31, 1996 the Company employed 128 people on a full-time basis, including 31 employees in engineering/research and development, 43 employees in manufacturing, 10 employees in marketing and sales, 20 employees in administration and accounting, and 24 employees in customer service and support.

         The Company believes that its relations with all employees are satisfactory. The employees and the Company are not parties to any collective bargaining agreements.

RISK FACTORS

         FORWARD LOOKING STATEMENTS. THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD LOOKING STATEMENTS. ACTUAL RESULTS ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS. IN PARTICULAR, CERTAIN RISKS AND UNCERTAINTIES THAT MAY IMPACT THE ACCURACY OF THE FORWARD LOOKING STATEMENTS WITH RESPECT TO REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE WITHOUT LIMITATION, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. AS A RESULT, THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS.

         BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

         OPERATING PERFORMANCE

         The Company has incurred net operating losses from its inception in 1982 through 1996. Although the Company has been successful in growing revenues by 85% over the last five years and has generated income from operations in three of the last five years, the competitive environment in which the Company operates, the complexity and delays that arise when operating in an international environment, the long lead time and extended sales effort required to secure the larger value orders that the Company focuses its sales efforts on obtaining, the continued and continuing requirement to invest in the development of new products and the enhancement of existing products, the risk of inventory obsolescence, the exposure to disputes by international customers, the impact of the U.S. Department of Commerce ("U.S. DOC") investigation in 1993 and the on-going requirement to invest in people and the infrastructure of the business, has resulted in operating losses from continuing operations of approximately $2.8 million in the last five years. The Company is attempting to diversify into other areas of business, to develop a more cost competitive generation of products and to increase its order backlog in order to achieve a more stable and profitable pattern of trading. There can be no assurance, however, that during 1997, and thereafter the Company's growth in total revenues will continue nor that the Company will achieve profitability.

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's quarterly operating results fluctuate in part due to the timing of product sales and shipments and product development expenditures among other events and factors. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's sales in any quarter are dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts.

Further, sales of the Company's products are generally consummated through large orders which require a long lead-time and an extended sales effort. Accordingly, the Company's revenues and operating results for any given quarter are largely dependent on its ability to close these large orders, and its failure to close such orders or its failure to achieve its sales expectations could have a negative adverse effect on short term operating results.

         MARKET; SALES TO FOREIGN CUSTOMERS

         While the market for VSAT communications networks and services has grown steadily since its inception in the mid 1980's, there can be no assurance that this market will continue to grow or that the technology serving this market will not be replaced by an alternative technology. The Company's success will also be materially dependent upon its ability to continue to successfully market voice and data VSAT communication networks in the international market. The Company has entered into distribution or representation agreements with companies in Europe, Latin America and Asia. Export sales, as a percentage of total revenues, were approximately 95%, 97%, and 90% in 1996, 1995 and 1994, respectively. As a result, the Company is subject to various risks, including greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements, such as export requirements, tariffs and other barriers, differences in intellectual property protections, difficulties in staffing and managing foreign operations, longer accounts receivable cycles and delays in resolving customer disputes, currency fluctuations, repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, they could have a material adverse effect on the Company's business, operating results and financial condition. The Company's foreign sales are generally invoiced in U.S. dollars and accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, the Company may be paid in foreign currencies , and exposure to losses in foreign currency transactions may increase. In addition, if the relative value of the U.S. dollar in comparison to the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse effect on the Company's business, operating results and financial condition.

         COMPETITION

         The Company's products and services compete with those offered by companies such as Hughes Network Systems and Scientific Atlanta, all of which possess greater financial, technical and marketing resources than the Company. Most of these major competitors, in particular Hughes Network Systems, and Scientific Atlanta, compete to some extent in some international markets. There can be no assurance that the Company will not experience increased competition in the future from these or other companies which may adversely affect the Company's ability to continue to successfully market its products and services.

         CHANGES IN TECHNOLOGY

         The technology underlying the Company's products and services is subject to rapid change. The Company's success will depend in part upon its continuing ability to respond quickly and successfully to technological advances by developing and introducing new products. The Company maintains an ongoing research and development program. However, there can be no assurance that the Company will be able to foresee and respond to such changes. Other risks inherent in operating in an industry where technology changes rapidly, is the exposure to inventory obsolescence.

         CONCENTRATION OF CREDIT RISK

         The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis. These sales are on a letter of credit or a similar guaranteed basis or on an open account basis. Generally, credit on an open account basis is only extended to customers with substantial financial resources or to public utilities that are government owned in the country to which the product is shipped. There can be no assurance, however, that these customers will not encounter liquidity problems that could result in exceptional delays in the payment of or the inability to pay, accounts receivable balances. In the event of such an occurrence, the Company's financial condition and results of operations could be adversely affected.

         DEPENDENCE ON KEY PERSONNEL

         The Company's future performance is significantly dependent on the continued active participation of Emil Youssefzadeh, the Company's founder, Chief Executive Officer and President. Should Mr. Youssefzadeh leave or otherwise become unavailable to the Company, the Company's business and results of operations may be materially adversely affected. The Company has obtained a "key man" life insurance policy in the amount of $5,000,000 on the life of Mr. Youssefzadeh.

         PROPRIETARY RIGHTS

         The Company relies on trade secrets and copyrights to protect its technology and software and enters in confidentiality and invention assignment agreements with its employees and consultants. The Company does not have patent protection on any aspect of its technology or software. However, with its venture into new fields such as terrestrial and low cost telephony products, the Company believes that patent protection may be more appropriate. Accordingly, the Company applied for one patent and is in the process of seeking one additional patent protection. The Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not provide a competitive advantage in areas of rapid technological change. Further, patents require public disclosure of information which may otherwise be subject to trade secret protection. The use of trade secrets and copyrights will not necessarily protect the Company from the use by other persons of its technology or software, or technology or software that is similar to that which is embodied in the Company's trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company's technology and software in whole or in part. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and aversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

         DEPENDENCE ON KEY SUPPLIERS AND MANUFACTURERS

         Certain components used by the Company in its existing products are purchased from single source suppliers and manufacturers. While the Company maintains an inventory of components and believes that alternative suppliers and manufacturers for all such components are available at reasonable terms, an interruption in the delivery of these components may have a material adverse effect on the Company.

         ABILITY OF THE EXISTING STOCKHOLDERS TO CONTROL THE COMPANY

         As of December 31, 1996, the officers, directors, principal stockholders and their affiliates owned approximately 48% of the outstanding Common Stock. If such stockholders were to act in concert, they would be able to elect a majority of the Company's directors, to determine the outcome of most corporate actions requiring stockholder approval and otherwise to control the business affairs of the Company.

         DEPARTMENT OF COMMERCE INVESTIGATION ("DOC")

         In May 1993, the Company was informed by the U.S. DOC that it was under investigation in connection with the export of an equipment order to a customer in Iran. Although in January 1994, the U.S. Department of Justice formally informed the Company that it had closed its investigation into the Company's export of equipment to Iran and no action was to be taken against the Company, the U.S. DOC has not formally notified the Company that it will not undertake any civil proceeding against the Company. The seized equipment has been returned to the Company. In the event the U.S. DOC decides to undertake a civil proceeding against the Company, the Company's results of operations and financial condition could be adversely affected.

         POSSIBLE VOLATILITY OF STOCK PRICES

         The market prices for securities of technology companies, including the Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards and other events or factors may have a significant impact on the market price of the Company's common stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of the Company's common stock.

ITEM 2 - PROPERTIES

         The Company's executive offices are located in a 62,000 square foot facility in Irvine, California, which houses all functions including manufacturing, engineering, accounting, administration, marketing, sales, and service. The Company purchased this facility on July 28, 1994 with cash reserves and a purchase money promissory mortgage note (the "Mortgage Note") in the amount of approximately $4.3 million. The Mortgage Note is secured by the Company's land and building, accrues interest at 7% per annum, and requires monthly principal and interest payments of approximately $28,700 which commenced with the Company's occupancy in October 1994. The Mortgage Note is being amortized over a thirty-year period and matures on September 1, 2009, at which time all remaining principal and accrued interest is due.

ITEM 3 - LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1996, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the National Market under the symbol STMI. The high and low transaction prices for the common stock, as reported by the National Association of Securities Dealers, Inc. for each of the quarterly periods for the years ended December 31, 1996 and 1995 are set forth in the following table:

                                             1st        2nd        3rd        4th
Price Range Per Share of Common Stock    Quarter    Quarter    Quarter    Quarter
                                         ------     ------     ------     ------
Year Ended December 31, 1996
                   High                  19 3/4     14 3/4     12 1/4     10 1/4
                   Low                    9 5/8     10          7 1/4      6 1/2

 Year Ended December 31, 1995
                   High                  15 1/2     14 1/4     23         21
                   Low                   10 1/4     10 3/4     12 1/4     14 5/8

         There were 101 shareholders of record, and approximately 1300 beneficial owners, as of March 24, 1997.

         The Company does not currently pay cash dividends on its common stock and intends to retain earnings, if any, for use in the operation and expansion of its business.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

         Effective March 31, 1996, the Company sold all the outstanding common stock of RF Microsystems ("RF") a wholly owned subsidiary for $2,926,000. This sale qualified as a disposal of a segment of the business and accordingly prior period financial statements have been reclassified to reflect the discontinuance of this segment of the business. See note 4 to the consolidated financial statements.

         The statement of operations data and income (loss) per share of common stock with respect to the years ended December 31, 1996, 1995, and 1994 and the balance sheet data at December 31, 1996 and 1995 are derived from audited financial statements included elsewhere herein. The statement of operations data and income (loss) per share of common stock for the years ended December 31, 1993 and 1992 and the balance sheet data at December 31, 1994, 1993 and 1992 are derived from audited financial statements reclassified in connection with the disposal of the segment of the business discussed above.

Year ended December 31,                       1996         1995        1994        1993         1992
(in thousands, except per share data)       --------     --------    --------    --------     --------
Statement of Operations Data:
Total revenues                              $ 34,809     $ 31,744    $ 20,474    $ 11,143     $ 18,851
Gross profit                                   8,619       10,971       8,568       3,472        8,754
Operating (loss) income                       (7,003)       1,320       1,682      (3,196)       4,371
(Loss) income before cumulative effect
  of change in accounting principle and
  discontinued operations                     (4,904)       1,389       1,767      (2,395)       3,531
Net  (loss) income                          $ (4,816)    $  1,722       1,562    $ (1,926)    $  3,610

(Loss) Income  per Share of Common Stock:
(Loss) income before cumulative effect
  of change in accounting principle and
  discontinued operations                   $  (0.84)    $   0.23    $   0.32    $  (0.49)    $   0.76
Net (loss) income                           $  (0.82)    $   0.28    $   0.28    $  (0.39)    $   0.77
Weighted average shares outstanding            5,849        6,047       5,527       4,881        4,661

Balance Sheet Data:
Working capital                             $ 21,167     $ 24,101    $ 26,770    $ 19,365     $ 21,706
Total assets                                  49,804       46,212      40,216      25,797       28,029
Long term debt                                 4,601        4,488       4,445          --           --
Stockholders' equity                        $ 27,810     $ 32,530    $ 30,229    $ 21,384     $ 23,270

Quarterly Information (unaudited):

         The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters. This information includes all normal recurring adjustments that the Company considers necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period. See Risk Factors:
Fluctuations in Quarterly Operating Results in Part 1 of this document. The 1995 quarterly data, where appropriate, has been reclassified to reflect the discontinuance of the segment of the business as discussed in Note 4 to the consolidated financial statements.

Year ended December 31, 1996                   1st          2nd        3rd        4th*    Total
                                           Quarter      Quarter    Quarter     Quarter     Year
                                           -------      -------    -------     -------     ----
(dollars in thousands, except per share data)
Total Revenue                              $ 7,466      9,836      7,882       9,625      34,809

Gross Profit                                 3,245      3,520      3,471      (1,617)      8,619

Operating income (loss)                        185        741         (5)     (7,924)     (7,003)

Net income (loss)                          $   404        469         52      (5,741)     (4,816)

Income (loss) per share of common stock    $  0.07       0.08       0.01       (0.96)      (0.82)

Year ended December 31, 1995

Total revenues                             $ 5,924      9,992      7,113       8,715      31,744

Gross profit                                 2,450      2,999      3,486       2,036      10,971

Operating income (loss)                        493        785      1,076      (1,034)      1,320

Net income (loss)                          $   522        837        912        (549)      1,722

Income (loss) per share of common stock    $  0.09       0.14       0.15       (0.09)       0.28

* The results for the fourth quarter of 1996 include charges of $5,200,000 which comprise reserves of $2,500,000, primarily for inventory obsolescence due to the uncertainty about future revenues from the previous generation of the Company's products, $1,000,000 for the settlement of contractual commitments and claims, including $650,000 non-recurring engineering charges for a version of a product that the Company does not expect to sell in significant quantities and $1,700,000, primarily for customer concessions and allowances that are estimated to be required.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

STM develops, manufactures and markets satellite and wireless communication products including VSATs (very small aperture terminals), hubs/gateways, multiplexors, modems and other networking equipment. The Company's hardware and software products are designed to support data, fax, voice, and video networks requiring cost effective connections between geographically dispersed locations. Approximately 95% of the Company's revenue is generated in the international market through foreign distributors and sales representatives. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

In June, 1994 the Company sold 693,188 shares of newly issued common stock at a price of $10.00 per share to a wholly-owned subsidiary of Berjaya Group Berhad, a Malaysian based conglomerate, representing approximately 14% of the then outstanding shares of common stock. In addition, Berjaya Group Berhad, through its subsidiary, purchased an additional 528,106 shares of common stock from the open market and from certain former shareholders of the Company, COM.NET S.p.A. and IMI Capital Markets USA Corporation. Berjaya Group Berhad's beneficial ownership as of March 24, 1997 was approximately 20% of the current outstanding shares of common stock.

During October, 1994 the Company relocated all domestic operations into a 62,000 square foot facility. In conjunction with the purchase of this facility, the Company entered into a 15 year, 7 percent mortgage with monthly payments of approximately $28,700 and a $3,200,000 balloon payment at the end of the term.

During August, 1995 the Company purchased 72.5% of the outstanding common stock and newly issued preferred stock of Telecom Multimedia Systems, Inc. ("TMSI") for $1,000,000 cash and 10,000 shares of the Company's common stock. Arising from this transaction, the Company has approximately $711,000 of net intangible assets and a balance of $385,000 due to the minority shareholders at December 31, 1996.

Effective March 31, 1996, the Company sold its RF subsidiary for $2,926,000 cash to Remec, Inc. ("Remec") Further, the Company also entered into a Technology Purchase Agreement on March 31, 1996 with Remec whereby the Company sold certain of its technologies, which were not part of the RF business segment, for $1,000,000 cash. See Note 4 to the consolidated financial statements. In addition, the Company entered into a Development, Manufacturing and Product Supply Agreement and a Manufacturing Supply Agreement which establishes Remec as the sole provider for certain components that are incorporated into the Company's products utilizing the aforementioned technologies. The Development, Manufacturing and Product Supply Agreement also provides for joint development of other products by the Company and Remec which will require purchases of such products by the Company at specified levels and market prices. See notes 4 and 10 to the consolidated financial statements.

The sale of RF has been accounted as a discontinuation of a segment of the business and prior period financial statements have been reclassified. Accordingly, the prior year comparatives and commentaries included herein have been revised to compare current year continuing operations to prior periods continuing operations.

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentages of revenues represented by certain items in the Company's Statements of Operations for the last three fiscal years. These percentages have been recalculated to give effect to the discontinuation of the RF business segment.

Year ended December 31,                             1996       1995       1994
                                                   -----      -----      -----
Revenues                                           100.0%     100.0%     100.0%
Cost of revenues                                    75.2       65.4       58.2
                                                   -----      -----      -----
Gross profit                                        24.8       34.6       41.8
Selling, general and administrative expenses        25.1       18.8       19.1
Research and development costs                      19.8       11.6       14.5
                                                   -----      -----      -----
   Total operating costs                            44.9       30.4       33.6
                                                   -----      -----      -----
   Operating (loss) income                         (20.1)       4.2        8.2
Other (expense) income                              (0.3)
Interest income (net)                                0.6        1.0        1.6
                                                   -----      -----      -----
   (Loss) income from continuing operations before
     income taxes and minority interest            (19.8)       5.2        9.8
 Income tax benefit (expense)                        5.5       (1.1)      (1.2)
                                                   -----      -----      -----
   (Loss) income from continuing operations
     before minority interest                      (14.3)       4.1        8.6
Minority interest                                    0.2        0.3
                                                   -----      -----      -----
   (Loss) income from continuing operations        (14.1)       4.4        8.6
Income (loss) from discontinued operations
 and gain on sale in 1996                            0.3        1.0       (1.0)
                                                   -----      -----      -----
   Net (loss) income                               (13.8)%      5.4%       7.6%
                                                   =====      =====      =====

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues for 1996 were $34,809,000 compared with $31,744,000 for 1995, a 9.7%
increase. Revenues for 1996 were negatively impacted (as further discussed herein) by the reversal in the third quarter of 1996, of $2,132,000 of a sale to a customer in Brazil which was recognized as revenue in 1995. Excluding this sale from revenues for both 1996 and 1995, revenues in 1996 increased by 24.7% over the prior year.

Product revenues for 1996 were $31,905,000 compared to $28,133,000 in 1995, an increase of 13.4%. Excluding the aforementioned Brazilian revenue (which was all product revenue), from both 1996 and 1995, product revenues in 1996 increased by 30.9% over 1995. Product revenues in 1996 included significant sales in Thailand, The Netherlands, India, Brazil and the Philippines. The Company generates a substantial amount of its revenues from individually significant orders which can give rise to a concentration of revenues to individual customers and in geographic regions during particular fiscal periods, however, the Company does not consider itself especially vulnerable to the loss of revenues from any customer or in any region of the world.

This increase in product revenues is consistent with the Company's strategy of developing strategic market relationships with partners who have substantial influence in the Company's targeted markets and the continued development of communications products suited to the emerging high growth economies.

In connection with the reversal of the $2,132,000 sale to a customer in Brazil, the reversal was the result of the Company's decision to rescind the sale and refund the original deposit made by the customer due to changed economic and regulatory conditions in Brazil, which made the use of the network provided no longer economically viable for the customer. The Company believes its decision to rescind this sale rather than pursuing legal remedies was in the long-term interests of the Company to maintain its good standing in the Brazilian market and allow it to capitalize on anticipated market opportunities.

Service revenues for 1996 were $2,904,000 compared to $3,611,000 in 1995, a decrease of 19.6%. This decrease was primarily the result of the absence of a management services contract in 1996 revenues, for the provision of services to a Malaysian customer in connection with the design, procurement and supervision of a personal communication service network that was included in 1995 revenues. The contract was completed in 1995 and did not represent continuing core business. The Company's strategy continues to be, to take advantage of service opportunities in conjunction with the continued deregulation of major markets for telecommunications.

The gross profit for 1996 was $8,619,000 compared to $10,971,000 for 1995, representing a gross profit as percentage of revenues of 24.8% and 34.6% for 1996 and 1995, respectively. The decrease in the gross profit to 24.8% in 1996 was primarily the result of the recognition of inventory obsolescence and other reserves and the reversal of the gross profit on the above mentioned sale in Brazil, which was at a relatively higher gross profit percentage than other 1996 sales. The inventory obsolescence reserve reflects the Company's decision to focus on the high volume public telephony business represented by the DAMA product and its next generation of technologies.

Selling, general and administrative expenses were $8,727,000 in 1996 compared to $5,974,000 in 1995, representing 25.1% and 18.8% of revenues for 1996 and 1995, respectively. The increase of $2,753,000 in 1996 comprises increased selling costs of approximately $1,700,000 attributable to reserves established in the fourth quarter of 1996 to reflect potential customer concessions and allowances associated with certain large value sales that occurred in 1996 and 1995. The Company believes that it has fulfilled all its obligations under these contracts, however, certain concessions may be required in the interest of establishing and maintaining long term relationships with these strategic customers. The remaining increase was attributable to general increases in expenditures to support the growth in core product revenues.

Research and development costs for 1996 were $6,895,000 compared to $3,677,000 in 1995, representing 19.8% and 11.6% of revenues for 1996 and 1995, respectively. Approximately $1.0 million of the increase was attributable to a joint development effort with a key vendor. This development effort was undertaken in anticipation of a significant sales opportunity which now appears unlikely. Accordingly, the Company has recognized its full obligation for this development effort in the fourth quarter of 1996. The remaining increase relates to planned investment in personnel and outside services, both in the Company and its TMSI subsidiary, to support strategic new product development which the Company believes should lead to penetration of new product markets.

Interest income for 1996 was $982,000 compared to $702,000 for 1995. The increase reflects higher investment income generated from the Company's excess cash. Interest expense for 1996 was $764,000 compared with $379,000 for 1995. The increase reflects a higher level of short term borrowings as a result of draw downs under the Company's increased credit facility.

In 1996, the Company had an income tax benefit of $1,907,000 compared to an income tax provision of $347,000 in 1995. The 1996 benefit reflects losses incurred in 1996 as compared with income for 1995. The benefit in 1996 primarily relates to the effects of current year net operating losses on deferred income taxes. Deferred tax assets at December 31, 1996 were $5,202,000, of which the Company has established a valuation allowance of $2,376,000, for a net deferred tax asset balance of $2,826,000. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however; there can be no assurance that the Company will generate any specific level of earnings in future years.

The minority interest of $67,000 and $82,000 for 1996 and 1995 respectively, represents the share of losses of TMSI attributable to the minority shareholders.

The income from discontinued operations and gain on sale in 1996, net of income taxes relates to RF and represents in 1996, the net income from operations for the period January 1, 1996 to March 31, 1996 and the gain on the sale, while in 1995 it represents the results of operations for the year 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues increased to $31,744,000 in 1995 from $20,474,000 in 1994, a 55.0%
increase, primarily as a result of the addition of new customers in India, Brazil, and Argentina, as well as increased sales activity in Malaysia and Europe. The Company's strategic alliances with Telefonica de Espana and Berjaya Group Berhad, along with new customers in India had favorable impacts to the Company's growth in revenues. Sales in Mexico decreased from 18% of total revenue in 1994 to 5.8% in 1995 due to the economic conditions existing in that country.

Product revenues increased to $28,133,000 in 1995 from $17,013,000 in 1994, or a 65.4% increase. Included in 1995 revenues were $5,873,000 in sales to a single Malaysian customer having as a director and major shareholder the Chairman of the Board of Directors and a major shareholder of Berjaya Group Berhad. Berjaya Group Berhad beneficially owned 1,221,294 shares (20.9%) of STM's common stock as of December 31, 1996. Revenues from sales to this Malaysian based customer included product hardware and software of $4,698,000 and engineering and project management of $1,175,000. The engineering and project management fees were associated with the design, procurement, and supervision of a large personal communications services (PCS) network in Malaysia.

Service revenues increased to $3,611,000 in 1995 from $3,461,000 in 1994, or a 4.3% increase. The main components of service revenue in 1995 were associated with sales to the Malaysian customer discussed previously herein.

Total gross profit decreased to 34.6% of revenues in 1995 from 41.8% in 1994 as a result of a decrease in both product gross profit margin and service gross profit margin. Product gross profit decreased to 31.8% in 1995 from 35.3% in 1994 primarily due to one order to the Malaysian customer discussed previously herein for which STM acted as an integrator of non-STM equipment which carried a lower gross profit than Company designed and manufactured products. Service gross profit decreased to 56.3% in 1995 from 74.2% in 1994 primarily due to increased expenses in the infrastructure required to service the Company's products.

Selling, general and administrative expenses for 1995 increased to $5,974,000 as compared to $3,906,000 in 1994. Measured as a percent of revenues, these expenses decreased to 18.8% in 1995 as compared to 19.1% in 1994. The dollar increase in 1995 was primarily a result of increased investment in infrastructure and costs associated with the growth in revenues.

Research and development expenses increased to $3,677,000 in 1995 as compared to $2,980,000 in 1994. Measured as a percent of revenues, these expenses decreased to 11.6% in 1995 as compared to 14.5% in 1994. The dollar increase in 1995 was due to planned expenditures for personnel and outside services in support of the Company's continuing new product development efforts combined with costs associated with enhancements to the existing products.

Income tax for 1995 was $347,000 as compared to $242,000 in 1994 due primarily to the utilization of tax credit carryforwards in 1994. The net deferred tax assets at December 31, 1995 were $1,576,000.

The minority interest of $82,000 in 1995 represented the share of the losses of TMSI attributable to the minority shareholders.

The income (loss) from discontinued operations, net of income taxes relates to the net income (loss) of RF for 1995 and 1994.

RESULTS OF DISCONTINUED OPERATIONS

For 1996, 1995 and 1994 revenues for RF were $1,216,000, $5,339,000 and
$5,812,000, respectively, net income (loss) was $37,000, $333,000 and $(205,000), respectively, and the gain on sale in 1996 was $51,000.

LIQUIDITY AND CAPITAL RESOURCES

In 1996 the Company had negative cash flows from continuing operations of $2,704,000 as compared to positive cash flows of $1,163,000 in 1995. This deterioration in cash flows was primarily a result of net losses for the year, increases in inventories and accounts receivable due to the Company's growth in revenues, partially offset by increases in accounts payable, reserves established for accounts receivable and inventories and the reversal of the sale to a customer in Brazil. The Company continues to rely heavily on letters of credit and up front deposits from its customers.

At December 31, 1996 the Company had bank lines of credit of up to $11,600,000. These lines have been maintained by two separate banks and are comprised of a $10,000,000 secured line, and two lines secured by the Company's certificates of deposits at those banks for $1,600,000 which were fully drawn-down at December 31, 1996. See Note 8 of the notes to consolidated financial statements. The availability of the $10,000,000 facility is calculated based on certain inventory and account receivable balances. At December 31, 1996 the available balance was approximately $4,800,000 which was fully drawn-down.

During 1996 the Company received proceeds from issuance of common stock related to the exercise of stock options totaling approximately $96,000.

Working capital decreased $2,934,000 to $21,167,000 as a result of the items discussed previously herein.

In September, 1994 the Company's Board of Directors authorized a stock repurchase program whereby the Company may repurchase, in the open market, up to 10% of its shares outstanding, at times and prices to be determined by the Board. The repurchased shares would be used for potential future acquisitions and for exercises under the Company's stock option plans. The Company has not repurchased any shares to date nor does it have any present commitments to repurchase shares at this time.

The Company believes it has adequate capital resources to meet its current working capital requirements and capital expenditure commitments for at least the next 12 months, including continued expansion of its international marketing and sales efforts, and the purchase of additional capital equipment for manufacturing and research and development.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Standards Board issued SFAS no. 128, "Earnings Per Share" SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

ITEM 8 - FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND SUPPLEMENTARY
DATA

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

Consolidated Financial Statements:

Report of Independent Auditors .............................................. 25

Consolidated Balance Sheets as of December 31, 1996 and 1995 ................ 26

Consolidated Statements of Operations for the years
        ended December 31, 1996, 1995, and 1994 ............................. 27

Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1996, 1995, and 1994 ....................... 28

Consolidated Statements of Cash Flows for the years
        ended December 31, 1996, 1995, and 1994 ............................. 29

Notes to Consolidated Financial Statements .................................. 31

Financial Statement Schedule:
(For the three years ended December 31, 1996)

Schedule II - Valuation and Qualifying Accounts and Reserves ................ 49

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
STM Wireless, Inc.:

We have audited the accompanying consolidated financial statements of STM Wireless, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STM Wireless, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Orange County, California
March 21, 1997

                               STM WIRELESS, INC.

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                    (dollars in thousands, except share data)

     ASSETS                                                   1996         1995
Current assets:
     Cash and cash equivalents including restricted
       cash of $1,600 in 1996 and $1,100 in 1995           $  9,148        4,145
     Short-term investments                                   4,509        4,950
     Accounts receivable, less allowances
       of $2,006 in 1996 and $75 in 1995                     11,957       11,612
     Inventories                                              9,199        6,255
     Current portion of long-term receivables                   536          544
     Deferred income taxes                                    2,826        1,576
     Net assets of discontinued operations                       --        3,761
                                                           --------     --------
            Total current assets                             38,175       32,843
Property, plant and equipment, net                            8,450        8,598
Long-term receivables                                         1,991        3,515
Other assets                                                  1,188        1,256
                                                           --------     --------
                                                           $ 49,804       46,212
                                                           ========     ========
     Liabilities and Stockholders' Equity

Current liabilities:
     Short term borrowings                                 $  6,400        1,600
     Current portion of long-term debt                          233          216
     Accounts payable                                         8,133        3,923
     Accrued liabilities                                      1,785        1,901
     Income taxes payable                                       457        1,102
                                                           --------     --------
            Total current liabilities                        17,008        8,742
Long-term debt                                                4,601        4,488
Minority Interest in consolidated subsidiary                    385          452
Stockholders' equity:
     Preferred stock, no par value; 5,000,000 shares
       authorized, none issued or outstanding                    --           --
     Common stock, no par value; 20,000,000 shares
       authorized; 5,849,160 and 5,816,219 shares
       issued and outstanding at December 31, 1996
       and 1995, respectively                                32,164       32,068
     Retained earnings (accumulated deficit)                 (4,354)         462
                                                           --------     --------
            Total stockholders' equity                       27,810       32,530

Commitments and contingencies
                                                           --------     --------
                                                           $ 49,804       46,212
                                                           ========     ========

          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                     Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994
                 (dollars in thousands, except per share data)


                                                        1996          1995          1994
                                                      --------      --------      --------
Revenues:
  Products                                            $ 31,905        28,133        17,013
  Services                                               2,904         3,611         3,461
                                                      --------      --------      --------
      Total revenues                                    34,809        31,744        20,474

Cost of revenues:
  Products                                              24,797        19,194        11,012
  Services                                               1,393         1,579           894
                                                      --------      --------      --------
      Total cost of revenues                            26,190        20,773        11,906

      Gross profit                                       8,619        10,971         8,568

Selling, general and administrative expenses             8,727         5,974         3,906
Research and development costs                           6,895         3,677         2,980
                                                      --------      --------      --------

      Total operating costs                             15,622         9,651         6,886
                                                      --------      --------      --------

      Operating (loss) income                           (7,003)        1,320         1,682

Interest income                                            982           702           417
Interest expense                                          (764)         (379)          (90)
Other (expense) income                                     (93)           11          --
                                                      --------      --------      --------

     (Loss) income from continuing operations
        before income taxes and minority interest       (6,878)        1,654         2,009

Income tax benefit (expense)                             1,907          (347)         (242)
                                                      --------      --------      --------

     (Loss) income from continuing operations
        before minority interest                        (4,971)        1,307         1,767

Minority interest in net loss of consolidated
      subsidiary                                            67            82          --
                                                      --------      --------      --------

     (Loss) income from continuing operations           (4,904)        1,389         1,767

Income (loss) from discontinued operations
  and gain on sale in 1996, net of income taxes             88           333          (205)
                                                      --------      --------      --------

      Net (loss) income                               $ (4,816)        1,722         1,562
                                                      ========      ========      ========

(Loss) income per share of common stock:
  Continuing operations                               $  (0.84)         0.23          0.32
  Discontinued operations                                 0.02          0.05         (0.04)
                                                      --------      --------      --------
Net (loss) income                                     $  (0.82)         0.28          0.28
                                                      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1994, 1995 and 1996
                    (dollars in thousands except share data)

                                                                   Retained
                                         Common Stock              Earnings           Total
                                   Number of                     (Accumulated      Stockholders'
                                    Shares           Amount         Deficit)         Equity
                                    ------           ------         --------         ------
Balance at
  December 31, 1993                4,925,557       $  24,206          (2,822)          21,384
Sale of common stock, net            693,188           6,871            --              6,871
Exercise of stock options             79,205             181            --                181
Amortization of deferred
  compensation related to
  stock options                         --                15            --                 15
Income tax benefit on
  stock options                         --               215            --                215
Net income                              --              --             1,562            1,562
                                   ---------       ---------       ---------        ---------

Balance at
  December 31, 1994                5,697,950          31,488          (1,260)          30,228
Exercise of stock options
  and warrants                       108,269             277            --                277
Issuance of common stock for
  acquisition of TMSI                 10,000             188            --                188
Income tax benefit on
  stock options                         --               115            --                115
Net income                              --              --             1,722            1,722
                                   ---------       ---------       ---------        ---------

Balance at
  December 31, 1995                5,816,219       $  32,068             462           32,530
Exercise of stock options             32,941              96            --                 96
Net loss                                --              --            (4,816)          (4,816)
                                   ---------       ---------       ---------        ---------

Balance at
  December 31, 1996                5,849,160          32,164          (4,354)          27,810
                                   =========       =========       =========        =========


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
                             (dollars in thousands)

                                                                      1996          1995          1994
                                                                      ----          ----          ----
Cash flows from operating activities:
         Net income (loss)                                          $ (4,816)        1,722         1,562
         Adjustments to reconcile net income (loss) to
            net cash provided by (used in) continuing
            operations:
                  Discontinued Operations                                (37)         (333)          205
                  Gain on sale of discontinued operations                (51)         --            --
                  Provision for allowances on accounts
                     receivable                                        1,931          --            --
                  Provision for inventory obsolescence                 2,722           168          --
                  Reversal of sale                                     2,132          --            --
                  Depreciation and amortization                        1,157         1,140           781
                  Amortization of deferred compensation
                    related to stock options                            --            --              15
                  Changes in assets and liabilities:
                     Increase in accounts receivable                  (2,276)       (2,534)       (5,031)
                    (Increase) decrease in inventories                (5,666)       (1,222)        3,301
                     Decrease in income
                     tax receivable                                     --            --             800
                     Increase in deferred income taxes                (1,250)       (1,073)           (4)
                    (Increase) decrease in other assets                   68          (821)           77
                     Increase in accounts payable                      4,210         2,136           806
                     Increase (decrease) in accrued liabilities         (116)          525          (114)
                     Increase (decrease) in minority interest            (67)          452          --
                     Increase (decrease) in income tax payable          (645)        1,003           138
                                                                    --------      --------      --------
                      Net cash provided by (used in)
                         continuing operations                        (2,704)        1,163         2,536

                      Net cash provided by (used in)
                         discontinued operations                         923        (1,361)       (1,964)
                                                                    --------      --------      --------
                      Net cash provided by (used in)
                         operating activities                         (1,781)         (198)          572
                                                                    --------      --------      --------

Cash flows from investing activities:
         Purchases of short-term investments                          (5,759)      (14,338)      (11,246)
         Sales and maturities of short-term investments                6,200        17,863         2,770
         Purchases of property, plant, & equipment                    (1,009)       (2,190)       (6,723)
         Proceeds from sale of discontinued operations                 2,926          --            --
                                                                    --------      --------      --------
                      Net cash provided by (used in)
                         investing activities                       $  2,358         1,335       (15,199)
                                                                    --------      --------      --------
                                                                                               (continued)


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                  Years ended December 31, 1996, 1995 and 1994
                             (dollars in thousands)


                                                           1996           1995          1994
                                                           ----           ----          ----
Cash flows from financing activities:
     Increase in long-term receivables                   $   (883)       (4,083)         --
     Payments received from long-term receivables             283            25          --
     Proceeds from issuance of common stock, net               96           277         7,052
     Proceeds from issuance of debt                         8,386         2,749         4,552
     Repayments of debt                                    (3,456)         (985)         (224)
                                                         --------        ------       -------

            Net cash provided by (used in)
                financing activities                        4,426        (2,017)       11,380
                                                         --------        ------       -------

Net increase (decrease) in cash and cash equivalents        5,003          (880)       (3,247)
Cash and cash equivalents at beginning of year              4,145         5,025         8,272
                                                         --------        ------       -------

Cash and cash equivalents at end of year                 $  9,148         4,145         5,025
                                                         ========        ======       =======

Supplemental disclosure of cash flow information:
     Interest paid                                       $    722           379           136
                                                         ========        ======       =======

     Income taxes paid                                   $     79           118           112
                                                         ========        ======       =======


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

(1)      Description of the Company

         STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a manufacturer of satellite and communications products including VSATs (very small aperture terminals), hubs/gateways, multiplexors, modems and other networking equipment. The Company's products are designed to support data, fax, voice and video networks requiring cost-effective connections between geographically dispersed locations. The Company's proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia. The Company also operates and sells services to customers on networks it owns.

(2)      Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The minority interest relates to Telecom Multimedia Systems, Inc., ("TMSI"), the Company's voice compression equipment subsidiary (see note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

         Use of Estimates

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ significantly from those estimates.

         Revenue Recognition

         Sales of the Company's communications products and related installed software are generally recognized upon shipment. Sales of the Company's products to distributors are normally not subject to right of return.

         Revenues from contract services are earned under cost reimbursement and fixed price type contracts. Revenues from contracts are recognized under the percentage-of-completion method, whereby contract costs are expensed as incurred and revenues are recorded based on the ratio of costs incurred to total estimated costs at completion. The costs and estimated earnings in excess of billings on contracts under the percentage of completion method were approximately $69,000 at December 31, 1995, and are included in accounts receivable in the accompanying 1995 consolidated balance sheet. If the estimate of total contract costs results in a loss, a provision is made currently for the total anticipated loss.

         The Company generally warrants its products to be free from defects for a period of one year from shipment. Estimated warranty expense is recognized upon shipment of equipment.

         Cash Equivalents

         Cash equivalents are highly liquid investments which are readily convertible into known amounts of cash and have original maturities of three months or less, consisting primarily of cash, certificates of deposit and other money market instruments.

         Short-term Investments

         The Company's short-term investments consisting of certificates of deposits, various U.S. government securities, and others have been classified as "available for sale" and have original maturities between 90 and 360 days. As of December 31, 1996 and 1995 the fair market value of these securities approximates cost.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                        December 31,
                                        ------------
                                       1996      1995
                                       ----      ----
                                   (dollars in thousands)

                  Raw materials       $5,512     1,797
                  Work in process      1,662       866
                  Finished goods       2,025     3,592
                                      ------     -----
                                      $9,199     6,255
                                      ======     =====

         Certain components used by the Company in its existing products are purchased from single source suppliers and manufacturers. While the Company maintains an inventory of components and believes that alternative suppliers and manufacturers for all such components are available at reasonable terms, an interruption in the delivery of these components may have a material adverse effect on the Company.

         In December 1996, the Company increased its inventory reserves by approximately $2,500,000 to recognize the increased risk of obsolescence associated with previous generations of the Company's products and to reflect the Company's present focus on the high volume public telephony business.

         Property, Plant and Equipment

         Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases.

         Long-Term Receivables

         Long-term receivables are recorded at cost, less the related allowance for impaired notes receivable. The Company adopted the provisions of Statement of Financial Accounting ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.
         118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," on January 1, 1995. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. As of December 31, 1996 and 1995, the Company has not established an allowance for impaired notes receivable.

         Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

         As of December 31, 1996 and 1995, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income taxes payable approximate fair value due to the short term nature of such instruments. The carrying value of short-term investments approximate fair value based on quoted market prices for those or similar investments. The fair value of all debt and long-term receivables approximate fair value as the related interest rates approximate rates currently available to/from the Company.

         Research and Development

         All research and development costs, consisting primarily of salaries and applicable overhead expenses of employees directly involved in the design and implementation of the satellite network hardware and software, are charged to expense as incurred.

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Stock Option Plans

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants made in 1995 and future years, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Impairment of Long-lived assets and
         Long-lived assets to be disposed of

         The Company adopted the provisions of SFAS No. 121 "Accounting for Impairment of Long-Lived assets and Long-Lived Assets to be disposed of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         Income (Loss) per Share of Common Stock

         Income (loss) per share is computed using the weighted average number of shares of common and common stock equivalents outstanding during each year. Common stock equivalents consist of outstanding stock options and warrants calculated using the treasury stock method. Common stock equivalents are not used in the 1996 computation as they would be anti-dilutive. For all years presented, primary income per share approximates fully diluted income per share.

         The weighted average number of shares of common stock and common stock equivalents used in determining income (loss) per share was 5,849,160, 6,046,737 and 5,527,477 in 1996, 1995 and 1994, respectively (see note
         14).

         Reclassifications

         Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

(3)     Acquisitions

        On August 26, 1995, the Company purchased 72.5% of the outstanding common stock and newly issued preferred stock of Telecom Multimedia Systems, Inc. ("TMSI") for $1,000,000 cash and 10,000 shares of the Company's common stock valued at $18.75 per share. TMSI designs and markets terrestrial based voice compression equipment for the telecommunications industry. The acquisition of TMSI was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The accompanying consolidated statements of income reflect the operations of TMSI since the effective date of the acquisition and were insignificant in 1995.

(4)     Discontinued Operations

        Effective March 31, 1996, the Company sold its RF Microsystems ("RF") subsidiary to Remec, Inc.("Remec") for cash of $2,926,000. RF designed and manufactured microwave systems and components and provided technical support under government contracts. Such disposition has been accounted for as a disposal of a segment of a business and prior period financial statements have been reclassified to reflect discontinuance of this business segment.

        During the three-months ended March 31, 1996 and the years ended December 1995 and 1994, RF had revenues of $1,216,000, $5,339,000 and
        $5,812,000, respectively, and net income (loss) of $37,000, $333,000 and $(205,000), respectively. Additionally, the Company recorded a gain on the sale of RF of $51,000 which is included in income (loss) from discontinued operations and gain on sale in 1996, net of income taxes in the accompanying consolidated statement of operations for 1996.

        Net assets of discontinued operations at December 31, 1995 consisted primarily of accounts receivable of $1,670,000, inventories of $2,781,000, fixed assets of $387,000, short term borrowings of $600,000, account payable of $512,000 and accrued expenses of $279,000.

        The Company also entered into a Technology Purchase Agreement on March 31, 1996, whereby the Company sold certain of its technologies, which were not part of the RF business segment, to Remec for $1,000,000 cash.

        In addition, the Company entered into a Development, Manufacturing and Product Supply Agreement and a Manufacturing Supply Agreement which established Remec as the sole provider for certain components that are incorporated into the Company's products utilizing the aforementioned technologies. The Development, Manufacturing and Product Supply Agreement also provides for the joint development of other products by the Company and Remec, which will require purchase of such product by the Company from Remec at specified market prices (see note 10).

(5)      Property, Plant and Equipment

         Property, plant and equipment consisted of the following:

                                                  December 31,
                                                  ------------
                                                1996        1995
                                                ----        ----
                                             (dollars in thousands)
        Land                                   $ 2,530      2,530
        Building and building improvements       3,636      3,395
        Satellite equipment                        580        593
        Equipment                                5,409      4,631
        Furniture and fixtures and
        Leasehold improvements                     189        186
                                               -------     ------
                                                12,344     11,335

        Less accumulated depreciation
           and amortization                      3,894      2,737
                                               -------     ------

                                               $ 8,450      8,598
                                               =======     ======

(6)      Long-Term Receivables

         Lease Receivable

         The Company leases certain satellite equipment to a customer in Brazil under a sales-type lease arrangement. Total minimum lease payments receivable on this sales-type lease are as follows:

                                        Year ended December 31,
                                        -----------------------
                                         (dollars in thousands)

                    1997                       $  759
                    1998                          759
                    1999                          759
                    2000                          759
                    2001                           24
                                               ------

                                                3,060

                 Less: Unearned Interest          533
                                               ------
                                                2,527
                 Less: Current Portion            536
                                               ------
                                               $1,991
                                               ======

         Note Receivable

         In September 1995, the Company sold certain satellite network equipment to a customer in Brazil for $250,000 cash and a note receivable for $1,932,000. The note bore interest at 10% per annum and required the borrower to pay 60 consecutive monthly principal and interest payments of $41,060 which commenced in October 1995. The loan was secured by a surety bond established by the borrower in the amount of $2,460,000 that was to mature in September 2000. As of December 31, 1995, the note receivable balance was $1,882,000 of which $319,000 was classified as current in the accompanying consolidated balance sheet at December 31, 1995.

         During the third quarter of 1996, this sale was reversed, solely as a result of the Company's decision not to hold the customer liable under the terms of the sales agreement. Accordingly, the note was cancelled and the original deposit was refunded to the customer. The reversal resulted from changed economic and regulatory conditions in Brazil which made the network supplied to the customer no longer economically viable. The Company believes its decision to rescind this sale rather than pursuing legal remedies was in the long-term interests of the Company to maintain its good standing in the Brazilian market and allow it to capitalize on anticipated market opportunities.

(7)      Accrued Liabilities

         Accrued liabilities consist of the following:

                                               December 31,
                                               ------------
                                             1996       1995
                                             ----       ----
                                          (dollars in thousands)

        Accrued salaries, bonuses and
          payroll related expenses          $  782        830
        Accrued warranty                        80         80
        Due to sub-contractor                   --        703
        Accrued legal & audit fees             309         79
        Accrued agents commissions             234         99
        Other                                  380        110
                                            ------     ------
                                            $1,785     $1,901
                                            ======     ======

(8)      Short Term Borrowings and Long Term Debt

         Short Term Borrowings

         During 1995, the Company had two revolving credit facilities with one bank totaling $1,200,000. During 1996, these facilities were increased to $1,600,000. The facilities are secured by the Company's certificates of deposit in the same amount with the bank. Borrowings are due on demand and accrue interest at .75% over the certificates of deposit rate. At December 31, 1996 and 1995, the outstanding balances under these credit facilities were $1,600,000 and $1,100,000, respectively.

         During 1995, the Company obtained a $3,000,000 unsecured revolving line of credit with a bank which matured on June 30, 1996. Borrowings under this line of credit bore interest at the prime rate plus .75% or LIBOR plus 3%. The prime rate at December 31, 1995 was 8.5%. The outstanding balance at December 31, 1995 under this facility was $500,000. During 1996, the Company paid down all balances and terminated this facility.

         At December 31, 1995, the Company's RF subsidiary had drawn down $600,000 on a line of credit for the same amount. This balance has been reclassified as part of "Net assets of discontinued operations" in the accompanying consolidated balance sheet at December 31, 1995.

         In 1996, the Company entered into an agreement with Wells Fargo HSBC Trade Bank N.A. (Trade Bank) for a secured $10,000,000 revolving line of credit. Borrowings under this facility bear interest at Prime plus 0.25%. The prime rate at December 31, 1996 was 8.25%. The availability under this line of credit is based on inventory required to fulfill specific foreign orders and certain foreign accounts receivable balances. In addition, this facility can be used to issue standby letters of credit for bid and performance guarantees subject to a 25% collateral requirement and availability under the line of credit. The agreement contains various restrictions and covenants including maintaining a minimum net worth, a minimum current ratio, and the requirement to be profitable on an annual and quarterly basis. The Company was in compliance with or had secured waivers from Trade Bank to permit the Company to be in compliance with such restrictions and covenants at December 31, 1996. At December 31, 1996, the available balance under this facility was approximately $4,800,000 which was fully drawn down.

         Long term debt

         In connection with the purchase of the Company's headquarters on July 28, 1994, the Company entered into a purchase money promissory mortgage note ("Mortgage Note") in the amount of $4,320,000. The Mortgage Note is secured by the Company's land and building, accrues interest at 7% per annum, and requires monthly principal and interest payments of $28,741 which commenced on October 1, 1994. The Mortgage Note is being amortized over a 30-year period and matures on September 1, 2009, at which time all remaining principal and accrued interest is due.


         Long-term debt consists of the following:

                                             December 31,
                                             ------------
                                           1996         1995
                                           ----         ----
                                        (dollars in thousands)
        Mortgage payable on building      $ 4,213       4,261
        Capitalized lease obligations         621         443
                                          -------      ------

        Total                               4,834       4,704

        Less current portion                 (233)       (216)
                                          -------      ------

        Long-term debt                    $ 4,601       4,488
                                          =======      ======

         The increase in the obligations for capital leases in 1996 relates to new leases entered into in 1996 for the purchase of computer equipment. The capitalized leases are at rates which vary from 8.5% to 10.7% per annum.

         Future maturities on long-term debt are as follows:

                                  Year ended December 31
                                  ----------------------
                                  (dollars in thousands)

                          1997             $  233
                          1998                237
                          1999                191
                          2000                151
                          2001                108
                      Thereafter            3,914
                                           ------
                                           $4,834
                                           ======

(9)      Stockholders' Equity

         Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of common stock.

         Common Stock

         In June 1994, the Company sold 693,188 shares of newly issued Company common stock to a wholly-owned subsidiary of Berjaya Group Berhad ("Berjaya") for aggregate net proceeds of $6,871,000. Further, during 1994 Berjaya purchased 528,106 shares of common stock from the public market inclusive of shares held by the Company's distributor in Italy whose former Chief Executive Officer was a member of the Company's Board of Directors from November 1991 to April 1993.

         Stock Options

         In 1984, the Company adopted an Incentive Stock Option Plan ("ISO") (the "1984 Plan") to reward the performance and contributions of eligible employees. Options were granted at the discretion of the Board of Directors to selected employees to purchase shares of the Company's common stock at fair market value at the date of grant. Options generally became exercisable in annual installments beginning one year after the date of grant. All options expired ten years after the date of grant. No more than 498,000 shares were to be issued under the 1984 Plan. Also, the Company from time to time granted non qualified stock options to directors, consultants and officers. These options were granted and vested based upon terms decided upon by the Board of Directors. At December 31, 1996, all options to purchase shares had been exercised. The 1984 Plan was terminated by the Board of Directors in February 1992.

         In January 1992, the Company adopted the Incentive Stock Option, Non qualified Stock Option and Restricted Stock Purchase Plan - 1992 (the "1992 Plan"). The 1992 Plan was amended by the Board of Directors in both 1995 and 1994 to increase the number of stock options available for grant by 500,000. The 1992 Plan now provides for the grant by the Company of options and/or rights to purchase up to an aggregate of 850,000 shares of common stock.

         In October 1994, the Company's Board of Directors adopted the Satellite Technology Management, Inc. 1994 Option Plan for Non-Employee Directors (the "1994 Plan"). The 1994 Plan was approved by the Company's stockholders in July 1995. The 1994 Plan provides for the grant by the Company of options to purchase up to 250,000 shares of common stock to non-employee members of the Company's Board of directors who are neither employees nor paid consultants of the Company.

         As explained in Note 2, the Company applies APB Opinion No.25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Company's plans in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income in 1995 would have been reduced by approximately $395,000 and the Company's net loss for 1996 would have been increased by approximately $750,000. The resulting pro forma net income (loss) for 1996 and 1995 would have been $(5,566,000) and

         $1,327,000, respectively, and the pro forma net income (loss) per share for 1996 and 1995 would have been $(0.95) and $0.22, respectively.

         Pro forma net income (loss) and pro forma income (loss) per share reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the net income (loss) presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

         The compensation cost of $750,000 and $395,000 for 1996 and 1995 respectively, was determined using the Black Scholes option pricing model with the following weighted average assumptions for grants in 1996 and 1995 - risk free interest rate of 6.21% and 6.31%, respectively, an expected life of five years and an expected volatility rate of 55.8%.

         A summary of stock option transactions under all plans follows:

                                        Number        Weighted-Average
                                          of           Exercise Price
                                        Shares            Per share
                                        ------            ---------
        Options outstanding at
            December 31, 1993:          397,388            $  3.44
                       Granted          204,000               7.62
                     Exercised          (79,205)              2.47
                      Canceled          (39,300)              4.50
                                        -------
        Options outstanding at
            December 31, 1994:          482,883               5.28
                      Granted           305,175              13.47
                    Exercised          (100,769)              2.00
                     Canceled           (55,583)              9.99
                                        -------
        Options outstanding at
            December 31, 1995:          631,706               9.34
                       Granted          272,000              11.69
                     Exercised          (32,941)              2.93
                      Canceled         (151,350)             13.25
                                        -------
        Options outstanding at
            December 31, 1996:          719,415            $  9.71
                                        =======

         The following table summarizes information regarding the stock options outstanding at December 31, 1996:

                                          Weighted
                                          Average            Weighted
                    Number                Remaining          Average        Number                 Weighted
Range of            Outstanding at        Contractual        Exercise       Exercisable            Average Exercise
Exercise Prices     12/31/96              Life               Price          at 12/31/96            Price
---------------     --------              ----               -----          -----------            -----
$    3.88-7.13      179,840               6.71                5.27          130,215                $ 5.35
     7.25-9.75      208,500               8.42                8.18           59,750                  7.36
    9.88-13.25      217,750               8.70               11.62           58,250                 10.54
   14.50-19.00      113,325               8.85               15.88           29,699                 15.73
                    -------                                                 -------
$   3.88-19.00      719,415               8.15                9.71          277,914                $ 7.98
                    =======                                                 =======

         Common stock received through the exercise of non-qualified stock options or incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to common stock rather than as a reduction of income tax expense. Such optionee sales resulted in a tax benefit to the Company of approximately $115,000 and $215,000 during 1995 and 1994 respectively.

         At December 31,1996, the range of exercise prices and weighted - average remaining contractual life of outstanding options under the Company's stock option plans were $3.88 to $19.00 and 8.15 years, respectively.

         Stock Purchase Warrants

         In connection with the Company's initial public offering of common stock (the "IPO") in 1992, the Underwriter acquired warrants from the Company to purchase up to 162,500 shares of Common Stock at an exercise price of $15.00 per share. The warrants are exercisable for a period of four years beginning one year after the date of the IPO.

         In May 1993, in connection with a settlement agreement, a warrant to purchase 7,500 shares of Common Stock at an exercise price of $10.00 per share was granted. The warrant was fully exercised during 1995.

(10)     Commitments and Contingencies

         Lease Obligations

         The Company leased some of its facilities under operating leases which expired in 1996 and accordingly there are no minimum lease commitments outstanding at December 31,1996. Rent expenses under lease commitments were approximately $197,000, $362,000 and $668,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Purchase Commitments

         In connection with the sale of RF (see note 4), the Company entered into purchase commitments with Remec to purchase certain components that are incorporated into certain of the Company's products.

         Under the Manufacturing and Product Supply Agreement dated April 30, 1996 the Company entered into a two year agreement to purchase a minimum of $9,375,000 of product, of which $6,175,000 remains to be purchased at December 31,1996.

         Under the Development, Manufacturing and Product Supply Agreement, dated April 30,1996 as amended November 1, 1996, the Company entered into a three year agreement to undertake the joint development of two products. The Company will reimburse Remec for non-recurring engineering expenses for the development of the products up to $1,250,000 and will purchase products up to approximately $18,000,000. STM will have title to and ownership of the design of the products and will have exclusive rights to the sale of the products. The three year period commences with the production of the first unit, which is expected to be in April 1997. Should the Company fail to purchase the minimum requirement of the products or elects to terminate the agreement, the Company will be required to pay Remec up to $2,475,000. In 1996, the Company has expensed $1 million for non-recurring engineering expenses of which $650,000 was recognized in the fourth quarter of 1996.

         While management believes that none of these purchase commitments are in excess of requirements and all purchases will be used to fulfill customer orders in the normal course of business, there can be no assurance that the company will generate any future level of revenues.

         Litigation

         To date, the Company has not been informed of any further actions that may be taken by the U.S. Department of Commerce ("DOC") resulting from a DOC investigation relating to a 1993 order to be shipped to a customer in Iran. While management believes the Company has not violated any applicable laws or regulations, there can be no assurance that no further action will be taken.

         The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

         Contingency

         A wholly-owned subsidiary of the Company, the net assets of which are insignificant, is contingently liable under a $2,315,000 standby letter of credit as security for a non-recourse bank loan made to the Company in a back-to-back lending arrangement. The total facility available to the Company is $3,600,000. Under the arrangement, a customer pledged cash balances and cash flows sufficient to repay bank indebtedness used by that customer to fund purchases from the subsidiary. The customer's bank indebtedness was arranged under terms duplicate to, and is being used to service, the non-recourse bank loan. The Company has determined that the customer's cash security is sufficient to repay the bank's loan and that it is remote that the standby letter of credit will be negotiated to repay any indebtedness owed by the customer. Accordingly, the back-to-back loans have been offset by the Company.

         In addition, the company is contingently liable for standby letters of credit for $442,000 issued to a customer as performance guarantees.


(11)     Income Taxes

         The components of income tax benefit (expense) consists of the following:

                                   Year ended December 31,
                                   -----------------------
                               1996          1995         1994
                               ----          ----         ----
                                    (dollars in thousands)
         Current:
         Federal             $   549          (102)        (30)
         State                   147           (45)       (216)
         Foreign                 (39)       (1,273)         --
                             -------        ------        ----
         Total Current           657        (1,420)       (246)
                             -------        ------        ----

         Deferred:
         Federal               1,127           947           4
         State                   123           126          --
                             -------        ------        ----
                               1,250         1,073           4
                             -------        ------        ----

         Total               $ 1,907          (347)       (242)
                             =======        ======        ====

         The actual income tax benefit (expense) differs from the statutory Federal income tax rate as follows:

                                         Year ended December 31,
                                         -----------------------
                                     1996         1995         1994
                                     ----         ----         ----
Statutory Federal income
  tax rate                           34.0%       (34.0)%      (34.0)%
State taxes, net of Federal
  tax benefit                         3.5          2.6         (9.1)
Effect of foreign operations          7.7           --         (2.7)
(Increase) decrease in
  valuation allowance               (15.9)        11.8         37.7
Other, net                           (1.6)        (1.4)        (3.9)
                                     ----        -----        -----
Effective tax rate                   27.7%       (21.0)%      (12.0)%
                                     ====        =====        =====

         Cumulative temporary differences which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                                          1996          1995
                                                          ----          ----
          Deferred tax assets:
          Fixed assets                                 $    --            13
          Inventories                                    1,386           324
          Accounts receivable                              642           164
          Accrued expenses                                 645           213
          R&D costs capitalized for tax purposes           277           347
          Tax credit carryforwards                       1,856         1,808
          Net operating loss carryforwards               1,088            --
          Other                                             46            15
          Valuation allowance                           (2,376)       (1,308)
                                                       -------        ------
          Total deferred tax assets                      3,564         1,576

          Deferred tax liabilities:
          Minority Interest                                (60)           --
          Unremitted earnings of
            foreign subsidiary                            (678)           --
                                                       -------        ------
          Net deferred tax assets                      $ 2,826         1,576
                                                       =======        ======

         The balance of the valuation allowance against deferred tax assets was increased by $1,068,000 in 1996. In order to fully realize the net deferred tax asset of $2,826,000 at December 31, 1996, the Company must generate net taxable income during the carryforward period of approximately $7,250,000. Additionally, in order to utilize the foreign tax credit carryforward the Company must have sufficient foreign source income. Management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of December 31, 1996 and that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

         At December 31, 1996, the Company had Federal foreign net operating loss carryforwards available to offset future tax liabilities, subject to alternative minimum tax limitations, of approximately $1,418,000 expiring in 2003 through 2008. Additionally, the Company had available research and development credit carryforwards of approximately $450,000 which expire in 2001 to 2010.

(12)     Sales to Principal Customers, Geographic Regions and
                    Concentration of Credit Risk

         Sales by geographic area are as follows:

                                              Year ended December 31,
                                          1996          1995         1994
                                          ----          ----         ----
                                               (dollars in thousands)
           Asia                          $21,580       12,773        6,348
           Europe                          6,832        8,273        4,825
           Latin and South America         3,784        8,972        5,436
           North America                   1,850        1,726        3,865
           Africa                            763           --           --
                                         -------       ------       ------
               Total sales               $34,809       31,744       20,474
                                         =======       ======       ======

         The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis to both developed and developing countries. This can give rise to a concentration of revenues and credit risk to individual customers and in geographic regions.

         In 1996, the Company was successful in generating revenues from approximately 50 customers in 20 countries (including the United States) compared to approximately 40 customers in 13 countries in 1995.

         While in an individual year a customer can represent a significant proportion of the revenues for that year, the Company does not generate a significant level of on-going revenues for any individual customer nor does it consider itself especially vulnerable to the loss of revenues from any customer, or in any region of the world. The majority of the Company's revenues in any given year generally represent new projects, to new or existing customers in new or existing geographic regions.

         To date, the Company has been successful in generating sales to new customers, however, there can be no assurance that the Company will generate any revenues or any specific level of continuing revenues in future years.

         Asia

         Within the Asian region there were sales to one customer for approximately $12,500,000 and approximately $2,050,000 in 1996 and 1995, respectively. There were no significant sales to this customer in 1994. At December 31, 1996 and 1995, the accounts receivable balances for this customer were approximately $1,476,000 and $211,000, respectively. In addition, sales in India in 1996 and 1995 were approximately $4,350,000 and $5,100,000 respectively. The sales in 1996 were to six customers while in 1995 there were sales to two customers of which approximately $4,650,000 was to one customer. This one customer had an accounts receivable balance at December 31, 1995 of approximately $980,000.

         For 1995 and 1994, there were sales to a single Malaysian customer having as a director and major shareholder the Chairman of the Board of Directors and major shareholder of Berjaya. Berjaya owns 1,221,294 shares (20.8%) of the Company's common stock as of December 31,

         1996 (see note 9). Revenues in 1995 and 1994 for this customer include product hardware and software of $4,698,000 and $1,983,000, respectively, and engineering, project management and contract negotiation fees (services) of $1,175,000 and $2,325,000, respectively. There were no sales to this customer in 1996. Accounts receivable from this customer totaled $336,000 as of December 31, 1995.

         Europe

         Sales in Europe in 1996 were primarily to three customers. In Holland sales to one customer were approximately $3,800,000 in 1996 compared to approximately $1,680,000 in 1995. In Spain sales to one customer were approximately $660,000 in 1996 compared to approximately $6,450,000 in 1995.

         Sales in Italy amounting to approximately $2,335,000 and $2,354,000 in 1996 and 1994 respectively, were primarily to a distributor whose Former Chief Executive Officer was a member of the Company's Board of Directors from November 1991 until April 1993. The distributor also was a shareholder of the Company until July, 1994 (see note 9).

         South America

         Sales in South America in 1996 were primarily to two customers in Brazil. Sales in Brazil in 1996, 1995, and 1994 were approximately $2,737,000, $4,084,000 and $822,000 respectively. Sales in 1996 are net of a sale of $2,132,000 which was reversed in the third quarter of 1996 as a result of the company's decision to rescind the sale and refund the original deposit made by the customer, due to changed economic and regulatory conditions in Brazil.

         North America

         Sales in North America have been reclassified for all periods presented for the sale of RF in 1996 which has been treated as a discontinuation of a segment of the business. Sales by RF in 1996, 1995 and 1994 were $1,216,000, $5,339,000 and $5,812,000, respectively and all sales were to customers in North America.

         Sales are, in general, to customers with substantial financial resources or to public utilities that are government owned in the country to which the product is shipped.

         The Company sells substantially all of its products internationally both on a letter of credit or similar guaranteed basis, whereby customers post security letters of credit to assure collection of receivables, and on an open account basis. At December 31, 1996 and 1995, the Company had five customers, which accounted for approximately $6,111,000 and $9,279,000, respectively of total accounts receivable, of which 63% and 41% respectively were on a letter of credit basis.

         In the fourth quarter of 1996, the Company established approximately $1,700,000 in accounts receivable allowances, primarily for customer concessions and allowances that are estimated to be required.

(13)     Employee Benefits

         Effective September 1991, the Company adopted a defined contribution retirement plan. The Company's contributions to the plan are determined at the discretion of the Board of Directors.

         During 1996, 1995 and 1994, the Company made no contributions to the Plan.

         Up to March 31, 1996, the Company made matching contributions of 50% of the first 3% contributed by the employee in connection with a defined contribution retirement plan for employees of RF Microsystems. The Company's contributions to the Plan were approximately $13,000 and $59,000 for years 1995 and 1994, respectively. There were no contributions in 1996.

(14)     Weighted Average Common and Common Stock Equivalents

         The computation of weighted average shares of common and common stock equivalents outstanding at December 31 were as follows:

                                                 1996           1995            1994
                                                 ----           ----            ----
        Weighted average shares
          of common stock outstanding
          during the period                   5,849,160       5,720,299       5,271,940
        Incremental shares
          assumed to be
          outstanding                                --         326,438         255,537
                                              ---------       ---------       ---------

        Weighted average shares
          of common and common
          stock equivalents outstanding       5,849,160       6,046,737       5,527,477
                                              =========       =========       =========

         Common stock equivalents are not used in the 1996 computation as they would be anti-dilutive.

                                   SCHEDULE II

                               STM WIRELESS, INC.

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 1996, 1995 and 1994



                   Reserve for Accounts Receivable Allowances
                             (dollars in thousands)

                     Balance at       Charged to                      Balance at
                     Beginning        Costs and                         End of
Year ended           of Period         Expenses     Deductions          Period
----------           ---------         --------     ----------          ------
December 31, 1996       $75             1,931             -             $2,006
                        ===             =====          ====             ======

December 31, 1995       $75                --             -             $   75
                        ===             =====          ====             ======

December 31, 1994       $75                --             -             $   75
                        ===             =====          ====             ======

                               Inventory Reserves
                             (dollars in thousands)

Balance at                           Charged to                      Balance at
                       Beginning     Costs and                         End of
Year ended             of Period      Expenses    Deductions (a)       Period
----------             ---------      --------    --------------       ------
December 31, 1996       $ 590           2,722                           $3,312
                          ===           =====          ====             ======

December 31, 1995       $ 626             168           204             $  590
                          ===           =====          ====             ======

December 31, 1994       $ 794              --           168             $  626
                          ===           =====          ====             ======

(a)      write-off of excess and obsolete inventories



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information relating to the Company's directors and executive officers:

         Emil Youssefzadeh, 44, is the founder of the Company. He has been director of the Company and has served as its President since he founded the Company in January 1982, and has served as Chief Executive Officer from January 1982 to June 1988 and since January 1991. From January 1979 until founding the Company, Mr. Youssefzadeh was a satellite research engineer with Hughes Aircraft Company where his projects included design of satellite communications systems and satellite earth stations. He also was a member of the team responsible for communications system engineering for the Intelsat-VI spacecraft.

         Dennis W. Elliott, 55, has been a director of the Company since January 1985 and since October 1993 has been Chairman of the Board of Directors. Mr. Elliott has served as President of Elliott Communications, a consulting firm specializing in telecommunication strategy and high technology ventures, since he founded it in February 1990. From March 1989 to January 1990 and from March 1987 to March 1989, Mr. Elliott was Chief Executive Officer and President of Pacific Telecom Cable, Inc., and Chief Executive Officer and President of National Gateway Telecom, Inc., respectively, both subsidiaries of Pacific Telecom, Inc. From June 1984 to March 1987, he served as Executive Vice President for Pacific Telecom, Inc., and from January 1976 to June 1984, he served as Vice President, Finance of RCA American Communications, a domestic satellite communications carrier.

         Frank T. Connors, 63, has been a director of the Company since June 1988, and served as its Chairman of the Board of Directors from June 1988 to September 1993, and as its Chief Executive Officer from June 1988 to January 1991. Since October 1, 1994 Mr. Connors is Vice Chairman and Executive Vice President of the company. From December 1982 to January 1988 Mr. Connors was the Chief Executive Officer of Doelz Networks, a manufacturer of packet switching equipment. From 1979 to 1981, Mr. Connors was Group Vice President of Northern Telecom's Computer Systems Group. Mr. Connors is currently a director of DISC, Inc. (NASDAQ NM : DCSC; DCSCW), an optical computer storage manufacturing company located in northern California.

         Dianne Walker, 40, has been a director of the Company since January 1985. Since December 1994, Ms. Walker has served as an independent consultant. From September 1992 to December 1994, Ms. Walker has served as a consultant to Bear Stearns & Co., Inc., a national investment banking firm. From January 1990 to August 1992, Ms. Walker served as a consultant to Kidder, Peabody & Co., Inc., a national investment banking firm. From January 1983 to October 1989, Ms. Walker served in various positions with PacifiCorp, including Director, Mergers and Acquisitions with Pacific Power & Light Co., a division of PacifiCorp, and Vice President of Pacific Crest Capital, PacifiCorp's venture capital fund. Ms. Walker also serves as a director of Comdial Corp, Microtest Inc., and Arizona Public Service Company.

         Kim Poh Tan, 43, has been a director of the Company since April 1994 and Group Executive Director of Berjaya Group Berhad since August 1991. From June 1989 to August 1991, Mr. Tan served as a Consultant and Advisor to IGB Corporate Berhad, a Malaysian securities firm. From February 1977 to May 1989, Mr. Tan served as General Manager of Banking and Corporation Services of D & C Sakura Merchant Bankers Berhad, a Malaysian merchant banking firm. Mr. Tan presently serves as a director of Berjaya Group Berhad, a Malaysian company which is a strategic partner of, and investor in, the Company.

         Dr. Ernest Gambaro has been a director of the company since March 1997. Since 1988, Dr. Gamboro directed the formation of Infonet Services Corporation and now serves as the Vice President, General Counsel and Secretary. Infonet Services Corporation operates the world's largest value added international data communication network with offices in 58 countries. Prior to 1988, Dr. Gambaro was Assistant General Counsel for Computer Sciences Corporation focusing on the company's international, acquisition and divestiture activities. Between 1962 and 1975, Dr. Gambaro directed programs at the Aerospace Corporation relating to the conceptual, definition and implementation of advanced technology systems for space.

         Michael Lindsay, 39, has been Chief Operating Officer of the Company since July 1994. From January 1993 to March 1994, Mr. Lindsay served as Chief Operating Officer of Numedia Corporation, a software developer. From September 1988 to October 1992, Mr. Lindsay held various officer positions at Dowty Communications, Inc., a company specializing in data communications, including President, Executive Vice President and Vice President - Finance and Operations.

         Joseph J. Wallace, 37, has been Vice President-Finance and Chief Financial Officer of the Company since March 1997. From April 1994 to March 1997, Mr. Wallace was Corporate Controller of MAI Systems Corporation, a publicly held worldwide provider of total information system solutions for the hospitality and manufacturing industries. From 1990 to 1993, Mr. Wallace was Controller and Chief Financial Officer of Simmons Magee, PLC, a British based value added reseller of computer products and services.

         There are no family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon its review of the copies of reporting forms furnished to the Registrant, or written representations that no annual Form 5 reports were required, the Registrant believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, executive officers and any persons holding 10% or more of the Registrant's common stock with respect to the Registrant's year ended December 31, 1996, were satisfied (except that certain reports required to be filed by Mr. Connors were filed late).

ITEM 11 - EXECUTIVE COMPENSATION

      The following table sets forth compensation received for the three years ended December 31, 1996, by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal year 1996 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

Name and
Principle Position           Year            Salary ($)     Bonus ($)         Other ($) (2)     Awards Options (#)
------------------           ----            ----------     ---------         -------------     ------------------
Emil Youssefzadeh            1996              219,448                            33,020             10,000
  President and Chief        1995              222,883          -0-               33,000                -0-
  Executive Office           1994              195,000          -0-               27,800                -0-

Frank Connors (1)            1996              150,000          -0-                  -0-             10,000
  Executive VP and           1995              150,000          -0-                  -0-              5,000
  Vice Chairman              1994                  -0-          -0-                  -0-                -0-

Michael Lindsay (1)          1996              148,440          -0-                  -0-                -0-
  Chief Operating            1995              143,554          -0-                  -0-                -0-
  Officer                    1994               58,154          -0-                  -0-            100,000

Preston Romm (1)             1996              133,062          -0-                  -0-                -0-
  VP Finance and             1995              118,377          -0-                  -0-                -0-
  Chief Financial Officer    1994                6,808          -0-                  -0-             25,000

(1) The employment of the Company's other current executive officers, Mr. Connors, Mr. Lindsay, and Mr. Romm commenced in October 1994, July 1994, and November 1994. Mr. Romm left the Company's employment in December 1996.

(2) During 1996 and 1995 amounts represent $33,020 and $33,000, respectively, of automobile allowance and expenses paid by the Company for the benefit of the Chief Executive Officer. In 1994, amount represents $15,612 of insurance premiums and $12,188 of automobile allowance and expenses paid by the Company for the benefit of the Chief Executive Officer.

                        OPTION GRANTS IN LAST FISCAL YEAR


The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1996, to each of the Named Executive Officers:

Name                     Options          % Total           Exercise        Expiration          Potential Realizable
----                     Granted          Options             Price           Date (2)             Value at Assumed
                            #            Granted to          ($/sh)           --------          Annual Rates of Stock
                         -------         Employees           ------                               Price Appreciation
                                       in Fiscal Yr. (1)                                          for Option Term (3)
                                       -----------------                                          -------------------
                                                                                                  5%($)        10%($)
                                                                                                  -----        ------
Emil Youssefzadeh        10,000              3.67%           $12.125         5/02/06             $76,250      $193,241

Frank Connors            10,000              3.67%           $12.125         5/02/06             $76,250      $193,241

Michael Lindsay             -0-               -0-

Preston Romm                -0-               -0-

(1) Options to purchase an aggregate of 272,000 share of Common Stock were granted to employees, including the named Executive Officers, during the year ended December 31, 1996.

(2) Options granted have a term of ten years, subject to earlier termination on certain events related to termination of employment or service to the Company.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


The following table sets forth information concerning exercises of stock options during the fiscal year ended December 31, 1996, by each of the named executive officers and the year-end value of unexercised options:

Name                    Shares            Value Realized               Number of                   Values of
----                  Acquired on              ($)                    Unexercised                 Unexercised
                       Exercise                ---                 Options at Fiscal              In-the-Money
                         (#)                                        Fiscal Year End            Options at Fiscal
                         ---                                              (#)                        End ($)
                                                                          ---                        -------
                                                                      Exercisable/                Exercisable/
                                                                     Unexercisable              Unexercisable (1)
                                                                     -------------              -----------------
Emil Youssefzadeh        -0-                   -0-                     -0-/10,000                    $0/$0

Frank Connors            -0-                   -0-                   5,000/10,000                    $0/$0

Michael Lindsay          -0-                   -0-                  40,000/60,000                    $0/$0

(1) Value is based on fair market value of Common Stock as of December 31, 1996 stock market close minus the exercise price or base price of "in-the-money" options. The closing sales price for the Company's Common Stock as of December 31, 1996 on the NASDAQ national Market was $7.00

Subsequent to December 31, 1996, the Company offered to reduce the exercise price of certain options previously granted to employees to $7.125, the fair market value at March 21, 1997.

Directors' Fees

         The Chairman of the Board of Directors receives an annual retainer at the rate of $48,000, and each of the outside directors receives an annual retainer at the rate of $15,000 for services rendered in his or her capacity as a director of the Company. Accordingly, during 1996, Mr. Elliott received $48,000 and Ms. Walker and Mr. Tan received $15,000 for their services as outside directors of the Company. The Company's outside directors were also reimbursed for expenses incurred for meetings of the Board of Directors which they attended.

Compensation Committee Interlocks and Insider Participation

         During the year ended December 31, 1996, the Company's Board of Directors established the levels of compensation for the Company's executive officers. Emil Youssefzadeh, a director and the President and Chief Executive Officer of the Company, and Frank Connors, the Vice Chairman and the Executive Vice President of the Company participated in the deliberations of the Board regarding executive compensation, but did not participate in proceedings or decisions of the Board of Directors regarding their compensation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is certain information as of March 24, 1997, regarding the beneficial ownership of the Company's common stock by (i) any person who was known by the Company to own more than 5% of the voting securities of the Company, (ii) each of the directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Registrant's Common Stock listed below have sole investment and voting power with respect to such shares, subject to applicable community property laws.

                                                   Amount and
            Five Percent Shareholders,             Nature of
  Directors, Named Executive Officers and          Beneficial        Percent
Directors and Executive Officers as a Group        Ownership         of Class
-------------------------------------------        ---------         --------
   Emil Youssefzadeh (1)                           1,351,237          22.65%
     Satellite Technology Management, Inc.
     One Mauchly
     Irvine, California 92718

   Berjaya Group (Cayman), Ltd. (2)                1,221,294          20.47%
     Level 17, Shahzan Prudential Tower
     30 Jalan Sultan Ismail
     50250 Kuala Lumpur, Malaysia

   Kim Poh Tan (3)                                 1,231,294          20.64%
     Level 17, Shahzan Prudential Tower
     30 Jalan Sultan Ismail
     50250 Kuala Lumpur, Malaysia


   Frank T. Connors (4)                              193,080           3.23%
   Dennis W. Elliott (5)                              26,308              *
   Dianne C. Walker (6)                               28,308              *
   Michael  Lindsay (7)                               40,000              *


   All Directors and Executive
     Officers as a group (6 persons) (1) (3)       2,870,227          48.12%

----------
*  Less than 1%

         (1) Includes 263,991 and 259,011 shares held by Kamil Youssefzadeh and Shafigh Youssefzadeh, respectively, who are brothers of Emil Youssefzadeh, for which Emil Youssefzadeh has voting rights. Accordingly, Emil Youssefzadeh is deemed to share beneficial ownership of these shares. Further, includes 5,000 shares issuable upon exercise of stock options exercisable within 60 days of March 24, 1997.

         (2) According to a report filed with the Securities and Exchange Commission, Berjaya Group (Cayman), Ltd. ("Berjaya Cayman") is a wholly-owned subsidiary of, and is controlled by, Berjaya Group Berhad ("Berjaya"), a Malaysian corporation, whose principal offices are located at Level 17, Shahzan Prudential Tower, 30 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. Accordingly, Berjaya may be deemed to beneficially own such shares. However, Berjaya disclaims such beneficial ownership pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended.

         (3) Consists of shares held by Berjaya Cayman. Mr. Tan is Group Executive Director of Berjaya and, accordingly, may be deemed to beneficially own such shares. However, Mr. Tan disclaims such beneficial ownership pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended. Further, includes 10,000 shares issuable upon exercise of stock options exercisable within 60 days of March 24, 1997.

         (4) Inclusive of 15,000 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 1996.

         (5) Inclusive of 15,000 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 1996.

         (6) Inclusive of 15,000 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 1996.

         (7) Consists of 40,000 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1994, the Registrant sold 693,188 shares of newly issued common stock at a price of $10.00 per share to Berjaya Cayman, a wholly-owned subsidiary of Berjaya Group Berhad. In addition, Berjaya Cayman purchased an additional 528,106 shares of common stock from the open market and from certain former shareholders of the Company, COM.NET S.p.A. ("COMNET") and IMI Capital Markets USA Corporation. A major shareholder and the Chairman of the Board of Directors of Berjaya Group Berhad is also a major shareholder and a director of Mutiara Telecommunications SDN ("Mutiara") a customer of the Company. The Company made sales of products and provided services to Mutiara approximating $5,873,000 and $4,308,000 in 1995 and 1994 respectively. The Registrant believes that the terms and conditions of sales to Mutiara were negotiated at arm's length and are no less favorable than those that could be entered into with independent parties.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

     (1) Financial Statements

         The following Consolidated Financial Statements of the Company, are incorporated by reference under Part II, Item 8 herein.

                                    STATEMENT

                  Consolidated Balance Sheets as of December 31, 1996 and 1995

                  Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         The following schedule is filed herewith:

         Schedule II -- Valuation and Qualifying Accounts and Reserves are incorporated by reference under Part II, Item 8 herein.

         Selected Quarterly Financial Data are incorporated by reference under
         Part II, Item 6 herein.

         All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.


     (3) Exhibits

            EXHIBIT NUMBER                   DESCRIPTION

REPORT

               3.1******  Restated Certificate of Incorporation of the Company.

               3.2******  Bylaws of the Company.

               10.1* Satellite Technology Management, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1992

                      (the "Plan").

        10.2 * Form of Incentive Stock Option Agreement pertaining to the Plan.

        10.3 * Form of Nonqualified Stock Option agreement pertaining to the Plan.

        10.4 * Form of Indemnification Agreement between Registrant and its directors.

        10.7 *        Product Distribution Agreement between ANT
                      Nachrichtentechnik GmbH and Registrant dated December 13, 1988, as amended by Amendment dated December 14, 1988.

        10.8 * Product Distribution Agreement between Canadian Satellite Communications, Inc. and Registrant dated May 8, 1988.

        10.11* Contract between Principal Products Marketing Corporation and Registrant dated December 20, 1991 for supply of satellite communication network.

        10.12* Contract between Principal Products Marketing Corporation and Registrant dated December 20, 1991 for supply of various technical services.

        10.13*        Agreement between GE American Communications, Inc.
                      and Registrant dated March 1, 1988.

        10.14* Satellite Audio and Data Service Agreement between Hughes Communications Galaxy, Inc. and Registrant dated August 12, 1991.

        10.16* Federal Communications Commission authorization and order, File Nos. 2061/2062--DSE--P/L 84 and
                      3379/3380--DSE--P/L--84.

        10.17** Building leases between General Electric Company and RF Microsystems, Inc., dated June 12, 1990 and October 5, 1993.

        10.18*** Stock Purchase Agreement, dated April 1, 1994, by and among the Company, Berjaya Group (Cayment), Ltd. and Emil Youssefzadeh and Albert Youssefzadeh

        10.19****     Agreement for Purchase and Sales of Real Property and
                      Escrow Instructions dated June 1, 1994, by and between Thomas M. Zapara, Violet Zapara, trustees of the Zapara Family Trust W/D/T dated March 4, 1982 and the Company

        10.20*****    Credit Agreement, dated April 11, 1995, by and between the
                      Company and Wells Fargo Bank, N.A.

        10.21 ******  1994 Stock Option Plan for Non-Employee Directors

        10.22*******  Stock Purchase Agreement between STM Wireless, Inc. and
                      Remec, Inc. dated March 31, 1996

        10.23 ********Credit Agreement entered into as of 31st day of May, 1996, by and between STM Wireless, Inc. ("Borrower") and Wells Fargo HSBC Trade Bank N.A. ("Bank")

        11.1          Computation of Primary and Fully Diluted Earnings per
                      Share.                                                  61

        21.           Subsidiaries of Registrant                              62

        23.1          Consent of KPMG Peat Marwick LLP.                       63

------------
*Incorporated herein by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-45694.

**Incorporated by reference to the referenced exhibit number to the Company's Form 10K filed for the year ended December 31, 1993.

*** Incorporated by reference to the referenced exhibit number to the Company's Form 10-Q for the Quarter ended June 31, 1994

         **** Incorporated by reference to the referenced exhibit number to the Company's Form 10-Q for the Quarter ended September 30, 1994

         **** Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-8, Registration No. 33-99372

         ***** Incorporated by reference to the referenced exhibit to the Company's Form 10Q for the quarter ended June 30, 1995.

         ****** Incorporated by reference to the Company's Form 10K filed for the year ended December 31, 1995.

         ******* Incorporated by reference to the referenced exhibit to the Company's Form 10Q for the Quarter ended March 31, 1996.

         ******** Incorporated by reference to the referenced exhibit to the Company's Form 10Q for the Quarter ended June 30,1996.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      EXHIBIT NUMBER                            DESCRIPTION
      LOCATION

         10.1 Satellite Technology Management, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan -
                  1992 (the "Plan").                                       *


         10.2     Form of Incentive Stock Option Agreement pertaining to the
                  Plan.                                                    *

         10.3     Form of Nonqualified Stock Option Agreement pertaining to the
                  Plan.                                                    *

         10.21    1994 Stock Option Plan for Non-Employee Directors       ******

    (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 4, 1997        STM Wireless, Inc.


                             By:   /s/ EMIL YOUSSEFZADEH
                                 ---------------------------------
                                       Emil Youssefzadeh
                             Chief Executive Officer and President, Director

                             By:    /s/ JOSEPH WALLACE
                                 ---------------------------------
                                        Joseph Wallace
                             Vice President, Finance
                             Chief Financial Officer and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-K appears below hereby appoints Emil Youssefzadeh and Joseph Wallace, or either of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of the undersigned, for any and all capacities, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this report on Form 10-K, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary.

           SIGNATURE                            TITLE                                  DATE
           ---------                            -----                                  ----
     /s/ DENNIS W. ELLIOTT             Chairman of the Board                       April 4, 1997
---------------------------------
         Dennis W. Elliott

    /s/ EMIL YOUSSEFZADEH              Chief Executive Officer and President,      April 4, 1997
-------------------------------        Director
        Emil Youssefzadeh

     /s/ JOSEPH WALLACE                Vice President, Finance
-------------------------------        Chief Financial Officer and
         Joseph Wallace                Principal Accounting Officer                April 4, 1997

   /s/ FRANK T. CONNORS                Executive Vice President, and
-------------------------------        Vice Chairman of the Board                  April 4, 1997
       Frank T. Connors

     /s/ DIANNE WALKER                 Director                                    April 4, 1997
-------------------------------
         Dianne Walker

      /s/ KIM POH TAN                  Director                                    April 4, 1997
-------------------------------
          Kim Poh Tan

  /s/ DR. ERNEST GAMBARO               Director                                    April 4, 1997
-------------------------------
      Dr. Ernest Gambaro