Form 10-Q
period 1997-03-31
STM WIRELESS INC
filed 1997-05-15
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Period Ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                           Commission File No. 0-19923


                               STM WIRELESS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                               95-3758983
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification number)

One Mauchly

Irvine, California                                     92618
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

                               Yes  X         No
                                   ---           ---

As of April 30, 1997, there were 5,887,875 shares of Common Stock, no par value, outstanding.

                               STM WIRELESS, INC.

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 1997 and
                  December 31, 1996                                                            3

                  Condensed Consolidated Statements of Operations for the three
                  month periods ended March 31, 1997 and March 31, 1996                        4

                  Condensed Consolidated Statements of Cash Flows for the three
                  month periods ended March 31, 1997 and March 31, 1996                        5

                  Notes to Condensed Consolidated Financial Statements                       6-7

         Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                        8-10

PART II. OTHER INFORMATION

         Item 6.  Exhibits and reports on 8-K                                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                STM WIRELESS, INC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                             March 31,       December 31,
                                                                               1997             1996
                                                                               ----             ----
Current assets:
            Cash and cash equivalents ...............................        $  2,764         $  9,148
            Short-term investments ..................................           4,302            4,509
            Accounts receivable, net ................................          12,791           11,957
            Inventories, net ........................................          12,212            9,199
            Current portion of long-term receivables ................             536              536
            Deferred income taxes ...................................           2,826            2,826
                                                                             --------         --------
                         Total current assets .......................          35,431           38,175
Property & equipment, net ...........................................           8,314            8,450
Long-term receivables ...............................................           1,862            1,991
Other assets ........................................................           1,254            1,188
                                                                             --------         --------
                                                                             $ 46,861         $ 49,804
                                                                             ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Short-term borrowings ...................................        $  5,100         $  6,400
            Current portion of long-term debt .......................             199              233
            Accounts payable ........................................           6,275            8,133
            Accrued liabilities .....................................           1,509            1,785
            Customer deposits .......................................              61               --
            Income taxes payable ....................................             513              457
                                                                             --------         --------
                         Total current liabilities...................          13,657           17,008
Long-term debt ......................................................           4,592            4,601
Minority Interest ...................................................             358              385
Stockholders' equity:
            Preferred stock, no par value; 5,000,000 shares
               authorized, none issued or outstanding ...............              --               --
            Common stock, no par value; 20,000,000 shares authorized;
               issued and outstanding 5,885,875 shares at March 31,
               1997 and 5,849,160 shares at December 31, 1996 .......          32,392           32,164
            Accumulated deficit .....................................          (4,138)          (4,354)
                                                                             --------         --------
                         Total Stockholders' equity .................          28,254           27,810
                                                                             --------         --------
                                                                             $ 46,861         $ 49,804
                                                                             ========         ========

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             For the three months
                                                               ended March 31,
                                                             --------------------
                                                               1997        1996
                                                             -------      -------
Revenues
         Products ......................................     $ 6,875      $ 6,537
         Services ......................................         617          929
                                                             -------      -------
               Total revenues ..........................       7,492        7,466

Cost of revenues
         Products ......................................       4,487        3,957
         Services ......................................         337          264
                                                             -------      -------
               Total cost of revenues ..................       4,824        4,221

Gross profit ...........................................       2,668        3,245

Operating costs
         Selling, general & administrative expenses ....       1,173        1,471
         Research & development costs ..................       1,300        1,589
                                                             -------      -------
               Total operating costs ...................       2,473        3,060

Operating income .......................................         195          185

Other income ...........................................          17           --
Interest income ........................................         150          382
Interest expense .......................................        (141)        (144)
                                                             -------      -------
Income from continuing operations, before
         minority interest and income taxes ............         221          423
Income tax expense .....................................         (32)        (151)
                                                             -------      -------
Income from continuing operations
         before minority interest ......................         189          272
Minority interest in net loss of consolidated subsidiary          27           48
                                                             -------      -------
Income from continuing operations ......................         216          320
Income from and gain on sale of discontinued operations           --           84
                                                             -------      -------
Net income .............................................     $   216      $   404
                                                             =======      =======
Net income per share:
         Continuing operations .........................     $  0.04      $  0.05
         Discontinued operations .......................          --         0.02
                                                             -------      -------
Total net income per share: ............................     $  0.04      $  0.07
                                                             =======      =======
Weighted average shares outstanding ....................       5,940        5,997
                                                             =======      =======

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               For the three months
                                                                 ended March 31,
                                                              ---------------------
                                                                1997         1996
                                                              --------     --------
Net cash used in continuing operations ..................     $(5,425)     $(4,411)
Net cash provided by discontinued operations ............          --          846
                                                              -------      -------
Net cash used in operating activities ...................      (5,425)      (3,565)
                                                              -------      -------
Cash flows from investing activities:
        Net decrease in short-term investments ..........         207        1,900
        Acquisition of property and equipment............        (180)        (237)
                                                              -------      -------
Net cash provided by investing activities ...............          27        1,663
                                                              -------      -------
Cash flows from financing activities:
        Net decrease in long-term receivables ...........         129           --
        Proceeds from issuance of common stock ..........         228           36
        Net increase (decrease) in short-term borrowings       (1,300)       2,000
        Net decrease in long-term debt...................         (43)         (90)
                                                              -------      -------
Net cash provided by (used in) financing activities .....        (986)       1,946
                                                              -------      -------
Net increase (decrease) in cash and cash equivalents.....      (6,384)          44
Cash and cash equivalents at beginning of period ........       9,148        4,145
                                                              -------      -------
Cash and cash equivalents at end of period ..............     $ 2,764      $ 4,189
                                                              =======      =======



      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

    The results of operations for the current interim period are not necessarily indicative of the results to be expected for the current year.

    Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is on file with the SEC.

 2. DISCONTINUED OPERATIONS

    Effective March 31, 1996 the Company sold its RF Microsystems subsidiary to Remec, Inc. for cash in the amount of $2,926,000. The gain on the sale has been accounted for as discontinued operations and prior period financial statements have been reclassified to reflect discontinuance of this segment of the business. A summary of operating results for discontinued operations is shown below:

                                                          For the three months
                                                            ended March 31,
                                                         ----------------------
                                                          1997          1996
                                                         -------     ----------
    Net revenues ...................................     $    --     $1,216,000
                                                         =======     ==========
    Net income from and gain on sale of discontinued
      operations, net of income taxes ..............     $    --     $   84,000
                                                         =======     ==========

3.  INVENTORIES

    Inventories are summarized as follows:

                          March 31,     December 31,
                             1997           1996
                          ---------     ------------
    Raw materials          $ 7,733        $ 5,512
    Work in process          1,185          1,662
    Finished goods           3,294          2,025
                           -------        -------
                           $12,212        $ 9,199
                           =======        =======


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

    In February 1997, the Financial Standards Board issued SFAS no. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General
-------

         STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a manufacturer of satellite communications products including VSATs (very small aperture terminals), hubs/gateways, multiplexers, modems and other networking equipment. The Company's products are designed to support data, fax, voice and video networks requiring cost-effective connections between geographically dispersed locations. The Company's proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia. The Company also operates and sells services to customers on networks it owns.

         Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,926,000 cash to Remec, Inc.

Results of Operations
---------------------

RESULTS OF CONTINUING OPERATIONS

         Combined product and service revenues were $7,492,000 for the three-month period ended March 31, 1997, compared to $7,466,000 for the corresponding period of 1996, an increase of less than 1%. Product revenues were $6,875,000 for the three-month period ended March 31, 1997, compared to $6,537,000 for the corresponding period in 1996, an increase of 5%. This increase in product revenues was primarily due to shipments related to the Company's major contracts. Service revenues were $617,000 for the three-month period ended March 31, 1997, compared to $929,000 for the corresponding period in 1996, a decrease of 34%.

          Combined product and service gross profit margin in the three-month period ended March 31, 1997 was 36% compared to 43% for the comparable period in 1996. Product gross profit margin in the three-month period ended March 31, 1997 was 35% compared to 39% for the comparable period in 1996. This decrease in product gross profit margin was primarily due to sales mix. Service gross profit margin in the three-month period ended March 31, 1997 was 45%, compared to 72% for the comparable period in 1996.

         Selling, general and administrative expenses (SG&A) for the three-month period ended March 31, 1997 decreased by $298,000 to $1,173,000, or 16% of revenues, from $1,471,000, or 20% of revenues, in the corresponding period of 1996. The decrease in selling and general administrative expenses reflects a $400,000 reversal of a reserve, no longer required, that was established in the prior fiscal year for a potential concession to a customer.

         Research and development expenses for the three-month period ended March 31, 1997 decreased to $1,300,000, or 17% of total revenues, from $1,589,000, or 21% of total revenues, in the corresponding period of 1996. The decrease in expenditures for the period was primarily due to the absence in 1997 of the Company's Radio Products development personnel transferred to RF Microsystems, Inc. at the time of the sale of that subsidiary by the Company to Remec, Inc. on March 31, 1996.

         Interest income decreased by $232,000 to $150,000 for the three-month period ended March 31, 1997, over the three-month period ended March 31, 1996. The decrease in interest income was primarily the result of the recognition of less interest related to a long-term financing lease in Brazil.

         Interest expense decreased by $3,000 to $141,000 for the three-month period ended March 31, 1997, over the three-month period ended March 31, 1996.

DISCONTINUED OPERATIONS

         Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,926,000 cash to Remec, Inc.. A summary of operating results for discontinued operations is shown below:

                                                        For the three months
                                                           ended March 31,
                                                       ---------------------
                                                        1997        1996
                                                       -------   ----------
    Net revenues ...................................   $    --   $1,216,000
                                                       -------   ----------
    Net income from and gain on sale of discontinued
    operations, net of income taxes ................   $    --   $   84,000
                                                       =======   ==========


Liquidity and Capital Resources
-------------------------------

         For the first three months of 1997, the Company had negative cash flows from operating activities of $5,425,000, compared to negative cash flows of $3,565,000 in the same period of 1996. The increase in negative cash flow was primarily due to increased investments in inventory to support the Company's sales backlog and a reduction of accounts payable.

         Cash provided by investing activities in the first three months of 1997 totaled $27,000. Sales and maturities of short-term investments exceeded purchases of such investments by $207,000. The acquisition of fixed assets used $180,000.

         Cash used in financing activities during the first three months totaled $986,000. A net reduction of short-term borrowings used $1,300,000, and a reduction of long-term debt used $43,000. Proceeds from issuance of common stock related to the exercise of stock options provided $228,000 and a reduction of long-term receivables provided $129,000.

          Overall, the Company's cash, cash equivalents, and short-term investments totaled $7,066,000 at March 31, 1997, as compared to $13,657,000 at December 31, 1996. The Company continues to have a secured $10,000,000 revolving line of credit with a bank. The availability under this line of credit was $10,000,000 at March 31, 1997, of which $3,500,000 had been drawn down. The Company believes it has adequate capital resources to meet its current working capital requirements and capital expenditure commitments for at least the next 12 months, including the expansion of its international marketing and sales efforts, and the purchase of additional capital equipment for manufacturing and research and development.

Risk Factors and Forward Looking Statements
-------------------------------------------

         THIS REPORT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD LOOKING STATEMENTS. ACTUAL RESULTS ARE UNCERTAIN AND MAY BE IMPACTED BY THE FACTORS DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDIED DECEMBER 31, 1996. IN PARTICULAR, CERTAIN RISKS AND UNCERTAINTIES THAT MAY IMPACT THE ACCURACY OF THE FORWARD LOOKING STATEMENTS WITH RESPECT TO REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE WITHOUT LIMITATION, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. AS A RESULT, THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS.

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

                  27. Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STM Wireless, Inc.

Date:  May 13, 1997                         By: JOSEPH WALLACE
                                                ---------------------------
                                                Joseph Wallace
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer and Duly
                                                Authorized Officer)