Form 10-Q
period 1997-06-30
STM WIRELESS INC
filed 1997-08-14
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Period Ended June 30, 1997

                                       or

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

Yes  [X]   No  [ ]

As of August 12, 1997, there were 5,899,208 shares of Common Stock, $0.001 par value, outstanding.

                               STM WIRELESS, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 1997 and
                  December 31, 1996                                                    3

                  Consolidated Statements of Operations for the three and six
                  month periods ended June 30, 1997 and June 30, 1996                  4

                  Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 1997 and June 30, 1996                  5

                  Notes to Consolidated Financial Statements                          6-7

         Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                           8-10

PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                                     11

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                STM WIRELESS, INC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS


                                                                        June 30,        December 31,
                                                                          1997              1996
                                                                     ------------       ------------
                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                       $      5,555       $      9,148
     Short-term investments                                                 4,509              4,509
     Accounts receivable, net                                               7,597             11,957
     Inventories, net                                                      12,510              9,199
     Current portion of long-term receivables                                 536                536
     Deferred income taxes                                                  2,826              2,826
                                                                     ------------       ------------
              Total current assets                                         33,533             38,175

Property & equipment, net                                                   8,408              8,450
Long-term receivables                                                       1,730              1,991
Other assets                                                                1,357              1,188
                                                                     ------------       ------------
                                                                     $     45,028       $     49,804
                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                           $      1,600       $      6,400
     Current portion of long-term debt                                        168                233
     Accounts payable                                                       7,092              8,137
     Accrued liabilities                                                    1,500              1,785
     Customer deposits                                                        188                 --
     Income taxes payable                                                     587                457
                                                                     ------------       ------------
              Total current liabilities                                    11,135             17,012
Long-term debt                                                              4,561              4,601
Minority Interest                                                             314                385
Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares
        authorized, none issued or outstanding                                 --                 --
     Common stock, $0.001 par value; 20,000,000 shares
        authorized; issued and outstanding 5,893,875
        shares at June 30, 1997 and 5,849,160 shares at
        December 31, 1996                                                  32,440             32,164
     Accumulated deficit                                                   (3,422)            (4,358)
                                                                     ------------       ------------
              Total stockholders' equity                                   29,018             27,806
                                                                     ------------       ------------
                                                                     $     45,028       $     49,804
                                                                     ============       ============


          See accompanying notes to consolidated financial statements.

                                              STM WIRELESS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)
                                                 (unaudited)


                                                         For the three months           For the six months
                                                             ended June 30,                ended June 30,
                                                        -----------------------       -----------------------
                                                          1997           1996           1997           1996
                                                        --------       --------       --------       --------
Revenues
        Products                                          14,044       $  9,079       $ 20,919       $ 15,617
        Services                                             304            757            921          1,686
                                                        --------       --------       --------       --------
             Total revenues                               14,348          9,836         21,840         17,303
Cost of revenues
        Products                                           9,879          5,928         14,366          9,886
        Services                                             279            388            616            652
                                                        --------       --------       --------       --------
             Total cost of revenues                       10,158          6,316         14,982         10,538

Gross profit                                               4,190          3,520          6,858          6,765
Operating costs
        Selling, general & administrative expenses         1,900          1,402          3,073          2,873
        Research & development                             1,482          1,377          2,782          2,966
                                                        --------       --------       --------       --------
             Total operating costs                         3,382          2,779          5,855          5,839

Operating income                                             808            741          1,003            926

Other income                                                  49            (72)            66            (72)
Interest income                                              175            177            325            558
Interest expense                                            (249)          (188)          (390)          (332)
                                                        --------       --------       --------       --------
Income from continuing operations, before
        minority interest and income taxes                   783            658          1,004          1,080
Income tax expense                                          (108)          (221)          (140)          (372)
                                                        --------       --------       --------       --------
  Incomefrom continuing operations
        before minority interest                             675            437            864            708
Minority interest in net loss of consolidated
        subsidiary                                            45             32             72             81
                                                        --------       --------       --------       --------
Income from continuing operations                            720            469            936            789
Income from and gain on sale
        of discontinued operations                          --             --             --               84
                                                        --------       --------       --------       --------
Net income                                              $    720       $    469       $    936       $    873
                                                        ========       ========       ========       ========
Net income per share:
        Continuing operations                           $   0.12       $   0.08       $   0.16       $   0.13
        Discontinued operations                             --             --             --         $   0.02
                                                        --------       --------       --------       --------
Total net income per share:                             $   0.12       $   0.08       $   0.16       $   0.15
                                                        ========       ========       ========       ========
Weighted average shares outstanding                        5,983          5,998          5,981          5,998
                                                        ========       ========       ========       ========


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              For the six months
                                                                ended June 30,
                                                            ---------------------
                                                              1997          1996
                                                            -------       -------
Net cash provided by (used in) operating activities         $ 1,356       $(2,464)
                                                            -------       -------

Cash flows provided by (used in) investing activities:
     Net decrease in short-term investments                    --             400
     Acquisition of property, plant and equipment              (581)         (393)
                                                            -------       -------
Net cash provided by (used by) investing activities            (581)            7
                                                            -------       -------

Cash flows from financing activities:
     Net (increase) decrease in long-term receivables           291          (782)
     Proceeds from issuance of common stock                     276            75
     (Repayments to) borrowings from banks                   (4,800)        3,500
     Repayments of long-term debt                              (105)          (52)
                                                            -------       -------
Net cash (used in) provided  by financing activities         (4,368)        2,684
                                                            -------       -------

Net increase (decrease)  in cash and cash equivalents        (3,593)          284

Cash and cash equivalents at beginning of period              9,148         4,145
                                                            -------       -------

Cash and cash equivalents at end of period                  $ 5,555       $ 4,429
                                                            =======       =======


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Six Months Ended June 30, 1997 and 1996

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

2.       DISCONTINUED OPERATIONS

         Effective March 31, 1996 the Company sold its RF Microsystems subsidiary to Remec, Inc. for cash in the amount of $2,926,000. The gain on the sale has been accounted for as discontinued operations and prior period financial statements have been restated to reflect discontinuance of this segment of the business. A summary of operating results for discontinued operations is shown below:

                                             For the three months                   For the six months
                                                ended June 30,                           June 30,
                                      ------------------------------------  -----------------------------------
                                            1997               1996               1997              1996
                                      -----------------  -----------------  ----------------- -----------------
Net revenues                          $               -  $               -  $               - $       1,216,000
                                      =================  =================  ================= =================
Net income from and gain
on sale of discontinued
operations, net of income taxes       $               -  $               -  $               - $          84,000
                                      =================  =================  ================= =================

3.       INVENTORIES

         Inventories are summarized as follows:

                                       June 30,                December 31,
                                         1997                      1996
                                  -------------------       -------------------

Raw materials                               $  7,486                  $  5,512
Work in process                                1,504                     1,662
Finished goods                                 3,520                     2.025
                                  ===================       ===================
                                            $ 12,510                  $  9,199
                                  ===================       ===================


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

5.       RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

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

Results of Operations

RESULTS OF CONTINUING OPERATIONS

         Combined product and service revenues were $14,348,000 and $21,840,000, respectively, for the three and six-month periods ended June 30, 1997, compared to $9,836,000 and $17,303,000, respectively, for the corresponding periods of 1996, representing increases of 46% and 26%, respectively, over the prior year periods. Product revenues were $14,044,000 and $20,919,000, respectively, for the three and six-month periods ended June 30, 1997, compared to $9,079,000 and $15,617,000, respectively, for the corresponding periods in 1996, representing increases of 55% and 34%, respectively, over the prior year periods. The product revenue increases were primarily due to shipments related to a major contract for a rural telephony network in Southeast Asia. Service revenues were $304,000 and $921,000, respectively, for the three and six-month periods ended June 30, 1997, compared to $757,000 and $1,686,000, respectively, for the corresponding periods in 1996, representing decreases of 60% and 45%, respectively, from the prior year periods. A large component of service revenues is program management which is subject to variations depending upon the makeup of particular contracts. The contract for rural telephony network in Southeast Asia has no service content, hence the decrease in service revenues.

         Combined product and service gross profit margins in the three and six-month periods ended June 30, 1997, were 29% and 31%, respectively, compared to 36% and 39%, respectively, for the comparable periods in 1996. Product gross profit margins in the three and six-month periods ended June 30, 1997, were 30% and 31%, respectively, compared to 35% and 37%, respectively, for the comparable periods in 1996. The reduction in gross profit margins was in line with Company expectations and was primarily due to relatively lower gross margins earned on the large rural telephony contract in Southeast Asia. Service gross profit margins in the three and six-month periods ended June 30, 1997, were 8% and 33%, respectively, compared to 49% and 61%, respectively, for the comparable periods in 1996. The reduction in service gross margins was due to the lower level of service revenues and the relatively fixed level of expenses.

         Selling, general, and administrative expenses for the three-month period ended June 30, 1997, increased to $1,900,000 from $1,402,000, but decreased as a percentage of revenue from 14% to 13%. For the six months ended June 30, 1997, such expenses increased to $3,073,000 from $2,873,000, but decreased as a percentage of revenue from 17% to 14%. The dollar increases in expenditures in both periods in 1997 were the result of increases in expenses to support the Company's growth in core product revenues.

         Research and development expenses for the three-month period ended June 30, 1997, increased to $1,482,000, or 10% of revenues, from $1,377,000, or 14%
of revenues, in the corresponding period of 1996. For the six-month period ended June 30, 1997, such expenses decreased to $2,782,000, or 13% of revenues, from $2,966,000, or 17% of revenues, in the corresponding period in 1996.

         Interest income decreased by $2,000 to $175,000 for the three-month period ended June 30, 1997. Interest income decreased by $233,000 to $325,000 for the six-month period ended June 30, 1997, over the six-month period ended June 30, 1996. The decrease in interest income for the six-month period was primarily the result of the recognition of less interest related to a long-term financing lease in Brazil.

         Interest expense increased by $61,000 to $249,000 for the three-month period ended June 30, 1997, over the three-month period ended June 30, 1996. Interest expense increased by $58,000 to $390,000 for the six-month period ended June 30, 1997, over the six-month period ended June 30, 1996. The increases were primarily due to interest expense incurred as a result of discounting customer letters of credit.

DISCONTINUED OPERATIONS

         Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,926,000 cash to Remec, Inc.. A summary of operating results for discontinued operations is shown below:

                                             For the three months                   For the six months
                                                ended June 30,                           June 30,
                                      ------------------------------------  -----------------------------------
                                            1997               1996               1997              1996
                                      -----------------  -----------------  ----------------- -----------------
Net revenues                          $               -  $               -  $               - $      1,216,000
                                      =================  =================  ================= =================
Net income from and gain
on sale of discontinued
operations, net of income taxes       $               -  $               -  $               - $         84,000
                                      =================  =================  ================= =================

Liquidity and Capital Resources

         For the first six months of 1997, the Company had positive cash flows from operations of $1,356,000, compared to negative cash flows of $2,464,000 in the same period of 1996. The increase in cash flows was primarily due to net income and a reduction in accounts receivable, partially offset by increased investments in inventories and decreases in accounts payable and accrued liabilities.

         Cash used in acquisition of fixed assets in the first six months of 1997 totaled $581,000.

         Cash used in financing activities during the first six months of 1997 totaled $4,368,000. A reduction in short-term borrowings used $4,800,000 and repayment of long-term debt used $105,000. A decrease in long-term receivables provided $291,000 and proceeds from issuance of common stock related to the exercise of stock options totaled $276,000.

         Overall, the Company's cash, cash equivalents, and short-term investments totaled $10,064,000 at June 30, 1997, as compared to $13,657,000 at December 31, 1996. The Company believes it has adequate capital resources to meet its current working capital requirements and capital expenditure commitments for at least the next 12 months, including the expansion of its international marketing and sales efforts, and the purchase of additional capital equipment for manufacturing and research and development.

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

                  27   Financial Data Schedule

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STM Wireless, Inc.

Date:  August 12, 1997      By: /s/ JOSEPH WALLACE
                                --------------
                                Joseph Wallace
                                Vice President, Finance and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                INDEX TO EXHIBITS

Exhibit
 Number                        Exhibits
--------                       --------
   27                Financial Data Schedule