Form 10-Q
period 1997-09-30
STM WIRELESS INC
filed 1997-11-14
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Period Ended September 30, 1997

                                       or

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

 Yes            No

 [X]            [ ]

As of November 5, 1997, there were 5,944,406 shares of Common Stock, $0.001 par value, outstanding.

                               STM WIRELESS, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION                                                    PAGE
                                                                                 ----
        Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at September 30, 1997 and
            December 31, 1996                                                      3

            Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and
            September 30, 1996                                                     4

            Condensed Consolidated Statements of Cash Flows for the nine
            month periods ended September 30, 1997 and September 30, 1996          5

            Notes to Condensed Consolidated Financial Statements                  6 -7

        Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                        8 -11

PART II.       OTHER INFORMATION


            Item 6. Exhibits and Reports on Form 8-K                               12

                                 PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                              September 30,   December 31,
                                                                   1997           1996
                                                              -------------   ------------
                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                    $  6,334       $  9,148
   Short-term investments                                          4,527          4,509
   Accounts receivable, net                                       10,374         11,957
   Inventories, net                                               11,331          9,199
   Current portion of long-term receivables                          578            536
   Deferred income taxes                                           2,826          2,826
                                                                --------       --------
            Total current assets                                  35,970         38,175

Property & equipment, net                                          9,156          8,450
Long-term receivables                                              1,673          1,991
Other assets                                                       1,992          1,188
                                                                --------       --------
                                                                $ 48,791       $ 49,804
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                        $  3,200       $  6,400
   Current portion of long-term debt                                 323            233
   Accounts payable                                                7,862          8,137
   Accrued liabilities                                             1,313          1,785
   Customer deposits                                                 191              -
   Income taxes payable                                              745            457
                                                                --------       --------
            Total current liabilities                             13,634         17,012
Long-term debt                                                     4,683          4,601
Minority Interest                                                    231            385
Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares
      authorized, none issued or outstanding                           -              -
   Common stock, $0.001 par value; 20,000,000 shares
      authorized; issued and outstanding: 5,932,042 shares
      at September 30, 1997 and 5,849,160 shares at
      December 31, 1996                                           32,602         32,164
   Accumulated deficit                                            (2,359)        (4,358)
                                                                --------       --------
            Total stockholders' equity                            30,243         27,806
                                                                --------       --------
                                                                $ 48,791       $ 49,804
                                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  For the three months       For the nine months
                                                   ended September 30,       ended September 30,
                                                    1997         1996         1997         1996
                                                  --------     --------     --------     --------
Revenues
     Products                                     $ 16,622     $  7,323     $ 37,541     $ 22,939
     Services                                          892          559        1,813        2,245
                                                  --------     --------     --------     --------
         Total revenues                             17,514        7,882       39,354       25,184
Cost of revenues
     Products                                       12,316        4,116       26,682       14,002
     Services                                          383          295          999          946
                                                  --------     --------     --------     --------
         Total cost of revenues                     12,699        4,411       27,681       14,948

Gross profit                                         4,815        3,471       11,673       10,236

Operating costs
    Selling, general & administrative expenses       1,868        1,792        4,941        4,665
    Research & development                           1,542        1,685        4,324        4,650
                                                  --------     --------     --------     --------
         Total operating costs                       3,410        3,477        9,265        9,315

Operating income                                     1,405           (6)       2,408          921

Other income                                          (117)         (28)         (51)        (100)
Interest income                                        173          206          498          765
Interest expense                                      (322)        (197)        (712)        (528)
                                                  --------     --------     --------     --------
Income from continuing operations, before
     minority interest and income taxes              1,139          (25)       2,143        1,058
Income tax expense                                    (158)          51         (298)        (327)
                                                  --------     --------     --------     --------
Income from continuing operations
     before minority interest                          981           26        1,845          731
Minority interest in net loss of
consolidated subsidiary                                 82           26          154          106
                                                  --------     --------     --------     --------
Income from continuing operations                    1,063           52        1,999          837
Income from and gain on sale
     of discontinued operations                          -            -            -           88
                                                  --------     --------     --------     --------
Net income                                        $  1,063     $     52     $  1,999     $    925
                                                  ========     ========     ========     ========
Net income per share:
     Continuing operations                        $   0.17     $   0.01     $   0.02     $   0.14
     Discontinued operations                             -            -            -     $   0.01
                                                  --------     --------     --------     --------
Total net income per share:                       $   0.17     $   0.01     $   0.32     $   0.15
                                                  ========     ========     ========     ========
Weighted average common shares and common
     share equivalents used in determining
     net income per share                            6,270        6,044        6,194        6,013
                                                  ========     ========     ========     ========


     See accompanying notes to condensed consolidated financial statements.

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                          For the nine months
                                                          ended September 30,
                                                            1997        1996
                                                          -------     -------
Net cash provided by (used in) operating activities       $ 1,199     $(4,042)
                                                          -------     -------

Cash flows provided by (used in) investing activities:
    Proceeds from sale of discontinued operations                       2,926
    Net (increase) decrease in short-term investments         (18)      1,200
    Acquisition of property, plant and equipment           (1,681)       (562)
                                                          -------     -------
Net cash provided by (used in) investing activities        (1,699)      3,564
                                                          -------     -------

Cash flows from financing activities:
    Net (increase) decrease in long-term receivables          276        (896)
    Proceeds from issuance of common stock                    438          96
    Net increase (decrease) in short-term borrowings       (3,200)      4,800
    Net increase in long-term debt                            172         199
                                                          -------     -------
Net cash (used in) provided by financing activities        (2,314)      4,199
                                                          -------     -------

Net increase (decrease)  in cash and cash equivalents      (2,814)      3,721

Cash and cash equivalents at beginning of period            9,148       4,145
                                                          -------     -------

Cash and cash equivalents at end of period                $ 6,334     $ 7,866
                                                          =======     =======


     See accompanying notes to condensed consolidated financial statements.

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Nine Months Ended September 30, 1997 and 1996

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

2.  DISCONTINUED OPERATIONS

        Effective March 31, 1996 the Company sold its RF Microsystems subsidiary to Remec, Inc. for cash in the amount of $2,926,000. The gain on the sale has been accounted for as discontinued operations and prior period financial statements have been restated to reflect discontinuance of this segment of the business. A summary of operating results for discontinued operations is shown below:

                                       For the three months            For the nine months
                                        ended September 30,                September 30,
                                     -------------------------       --------------------------
                                        1997            1996            1997            1996
                                     ----------       --------       ---------       ----------
Net revenues                         $         -      $       -      $        -      $1,216,000
                                     ===========      =========      ==========      ==========
Net income from and gain
on sale of discontinued
operations, net of income taxes      $         -      $       -      $        -      $   88,000
                                     ===========      =========      ==========      ==========

3.  INVENTORIES

Inventories are summarized as follows:

                                          September 30,        December 31,
                                              1997                 1996
                                          -------------        ------------
     Raw materials                          $   5,844            $   5,512
     Work in process                            1,213                1,662
     Finished goods                             4,274                2.025
                                            ---------            ---------
                                             $ 11,331            $   9,199
                                             ========            =========


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

     In February 1997, the Financial Standards Board issued SFAS no. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The effects of this change are not expected to have a material effect on net income per share.

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

         Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,926,000 cash to Remec, Inc. See Note 2 of Notes to Condensed Consolidated Financial Statements and "Discontinued Operations" below.

        In October 1997, Direc-To-Phone, International, Inc. ("DTPI"), a wholly owned subsidiary of the Company, was awarded a 10-year service contract to provide a nation-wide satellite network for telephony and data services in Mexico. DTPI was established in 1996 for the purpose of offering fixed satellite telephony and advanced data services in emerging markets. DTPI uses products manufactured by STM to enter into service agreements with local partners for the purpose of generating long-term cash flows.

Results of Operations

RESULTS OF CONTINUING OPERATIONS

        Combined product and service revenues were $17,514,000 and $39,354,000, respectively, for the three and nine-month periods ended September 30, 1997, compared to $7,882,000 and $25,184,000, respectively, for the corresponding periods of 1996, representing increases of 122% and 56%, respectively, over the prior year periods. Product revenues were $16,622,000 and $37,541,000, respectively, for the three and nine-month periods ended September 30, 1997, compared to $7,323,000 and $22,939,000, respectively, for the corresponding periods in 1996, representing increases of 127% and 64%, respectively, over the prior year periods. The product revenue increases were primarily due to shipments related to major contracts for rural telephony networks in Southeast Asia and South America. Service revenues were $892,000 and $1,813,000, respectively, for the three and nine-month periods ended September 30, 1997, compared to $559,000 and $2,245,000, respectively, for the corresponding periods in 1996, representing a 60% increase for the three month period and a 19% decrease for the nine month period. A large component of service revenues is program management which is subject to variations depending upon the structure of services provided under particular contracts. Accordingly, the Company does not believe that period-to-period comparisons of service revenue are meaningful.

        Combined product and service gross profit margins in the three and nine-month periods ended September 30, 1997, were 27% and 30%, respectively, compared to 44% and 41%, respectively, for the comparable periods in 1996. Product gross profit margins in the three and nine-month periods ended September 30, 1997, were 26% and 29%, respectively, compared to 44% and 39%, respectively, for the comparable periods in 1996. The reduction in gross profit margins was in line with Company expectations and was primarily due to relatively lower gross margins earned on the large rural telephony contract in Southeast Asia. Service gross profit margins in the three and nine-month periods ended September 30, 1997, were 57% and 45%, respectively, compared to 47% and 58%, respectively, for the comparable periods in 1996. The differences in service gross profit margins in both periods were due to the relative size of the contract management component of services in each period. Service gross margins were in line with Company expectations.

        Selling, general, and administrative (SG&A) expenses for the three-month period ended September 30, 1997, increased to $1,868,000 from $1,792,000, but decreased as a percentage of revenue from 23% to 11%. For the nine months ended September 30, 1997, such expenses increased to $4,941,000 from $4,665,000, but decreased as a percentage of revenue from 19% to 13%. SG&A expenses tend to be semi-fixed relative to sales, and the dollar increases in expenditures in both periods in 1997 were in line with Company expectations.

        Research and development expenses for the three-month period ended September 30, 1997, decreased to $1,542,000, or 9% of revenues, from $1,685,000, or 21% of revenues, in the corresponding period of 1996. For the nine-month period ended September 30, 1997, such expenses decreased to $4,324,000, or 11% of revenues, from $4,650,000, or 18% of revenues, in the corresponding period in 1996. The decreases were primarily related to reduced expenditures for outside engineering services. Expenditures for outside engineering services are subject to wide fluctuations, depending upon the nature and stages of various projects.

        Interest income decreased by $33,000 to $173,000 for the three-month period ended September 30, 1997. Interest income decreased by $267,000 to $498,000 for the nine-month period ended September 30, 1997, over the nine-month period ended September 30, 1996. The decrease in interest income was primarily the result of the recognition of less interest related to a long-term financing lease in Brazil.

        Interest expense increased by $125,000 to $322,000 for the three-month period ended September 30, 1997, over the three-month period ended September 30, 1996. Interest expense increased by $184,000 to $712,000 for the nine-month period ended September 30, 1997, over the nine-month period ended September 30, 1996. The increases were primarily due to interest expense incurred as a result of discounting customer letters of credit.

DISCONTINUED OPERATIONS

        Effective March 31, 1996 , the Company sold all the outstanding common stock of RF Microsystems, Inc., its wholly owned subsidiary, for $2,926,000 cash to Remec, Inc.. A summary of operating results for discontinued operations is shown below:

                                           For the three months                For the nine months
                                            ended September 30,                   September 30,
                                     ------------------------------        ---------------------------
                                         1997               1996              1997             1996
                                     ------------        ----------        ----------       ----------
Net revenues                         $           -      $          -      $          -      $1,216,000
                                     =============      ============      ============      ==========
Net income from and gain
on sale of discontinued
operations, net of income taxes      $           -      $          -      $          -      $   88,000
                                     =============      ============      ============      ==========

Liquidity and Capital Resources

        For the first nine months of 1997, the Company had positive cash flows from operations of $1,199,000, compared to negative cash flows of $4,042,000 in the same period of 1996. The increase in cash flows was primarily due to net income and a reduction in accounts receivable, partially offset by increased investment in inventories, increases in prepaid expenses, and decreases in accounts payable and accrued liabilities

        Cash used in acquisition of fixed assets in the first nine months of 1997 totaled $1,681,000. A net increase in short-term investments used $18,000.

        Cash used in financing activities during the first nine months of 1997 totaled $2,314,000. A net reduction in short-term borrowings used $3,200,000 and a net increase in long-term debt provided $172,000. A decrease in long-term receivables provided $276,000 and proceeds from issuance of common stock related to the exercise of stock options totaled $438,000.

        Overall, the Company's cash, cash equivalents and short-term investments totaled $10,861,000 at September 30, 1997, as compared to $13,657,000 at December 31, 1996. In connection with the award of the 10-year service contract in Mexico, and due to the capital intensive nature of the contract and other contracts that DTPI may be awarded in the future, the Company is reviewing financing alternatives to enable it to pursue these business opportunities in the most beneficial manner. However, there is no guarantee that such financing will be available under terms acceptable to the Company. The Company believes it has adequate capital resources to meet its current working capital requirements and capital expenditure commitments for at least the next 12 months, including the expansion of its international marketing and sales efforts, and the purchase of additional capital equipment for manufacturing and research and development.

Risk Factors and Forward Looking Statements

        THIS REPORT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD LOOKING STATEMENTS. ACTUAL RESULTS ARE UNCERTAIN AND MAY BE IMPACTED BY THE FACTORS DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1996. IN PARTICULAR, CERTAIN RISKS AND UNCERTAINTIES THAT MAY IMPACT THE ACCURACY OF THE FORWARD LOOKING STATEMENTS WITH RESPECT TO REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE WITHOUT LIMITATION, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. AS A RESULT, THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS.

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

               27.1 Financial Data Schedule

(b)     Reports on Form 8-K

               None

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                STM Wireless, Inc.




Date:  November 12, 1997        By: JOSEPH WALLACE
                                   ---------------------------------------------
                                    Joseph Wallace
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                                 EXHIBIT INDEX



(a)     Exhibits -

               27.1 Financial Data Schedule

(b)     Reports on Form 8-K

               None