Form 10-K
period 1997-12-31
STM WIRELESS INC
filed 1998-04-15
CIK 765414

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

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

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1998, the aggregate market value of the registrant's common stock, held by non-affiliates of the registrant was approximately $40,167,272 based on the closing sales price of $12.25 per share of the common stock as of such date, as reported by The NASDAQ Stock Market. As of March 24, 1998, 7,027,593 shares of the registrant's common stock were outstanding.

================================================================================



                               Page 1 of 74 Pages
                        Exhibit Index appears on Page 68

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

        STM Wireless, Inc. (the "Company" or "STM"), is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations, sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company currently focuses its sales efforts on the international marketplace, particularly developing countries because management believes that these areas offer greater applications for the Company's technology, a higher growth potential and more favorable competitive dynamics. The Company's proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia.

        The Company was incorporated in California in January 1982 as Services Via Satellite and in December 1982 changed its name to Satellite Technology Management, Inc. In January 1995, the Company registered in California to do business as STM Wireless, Inc. In December 1995, the Company reorganized as a Delaware corporation via a merger into a wholly-owned subsidiary with the name STM Wireless, Inc.

RECENT EVENTS

        Direc-To-Phone International, Inc.: As part of STM's goal to expand its role as a leading provider of fixed telephony solutions, the Company formed Direc-To-Phone International, Inc. ("DTPI") in September 1996. Utilizing equipment manufactured by STM and others, DTPI, through joint ventures and partnership agreements with local telecommunication service providers, provides rural telephony services in developing countries. DTPI seeks to achieve international market penetration for its products and services through the establishment of in-country joint venture relationships. DTPI and its joint venture partners are responsible for their pro rata share of the cost of any investment. DTPI contributes technology, know-how and expertise while the local partners maintain the operating licenses, and provide frontline customer service. In the second half of 1997, DTPI was awarded two major contracts for rural telephony services in Mexico and Venezuela.

        In Mexico, DTPI has partnered with a newly created entity, a joint venture between Korea Telecom and a local Mexican partner, formed to hold and operate telecommunications licenses in Mexico (the "Mexican Telecom Venture"), to build and operate a nationwide telephony network. The Mexican Telecom Venture has guaranteed DTPI a minimum revenue stream of approximately $103 million over the ten-year term of the contract.

        In Venezuela, DTPI is in the process of forming a joint venture ("JV") with Compania Anonima Telefonos de Venezuela ("CANTV"), the Venezuelan national telephone company. DTPI will hold a 49% ownership in the JV. Under the JV agreement, CANTV guarantees minimum revenues to the JV and DTPI's share of such revenues is approximately $50 million over the fifteen-year term of the agreement.

        Acquisition of TI: As part of STM's strategy to leverage its existing marketing and distribution channels through the acquisition of companies with complementary products and services, in December 1997, the Company entered into an Agreement and Plan of Merger with Telecom International, Inc. ("TI") pursuant to which TI merged with and into a wholly-owned subsidiary of STM. TI was a leading service provider that integrated and installed satellite communications systems used in rural telephony and enterprise networks. Under the terms of this acquisition, STM issued 480,000 shares of its Common Stock. The acquisition was accounted for as a pooling of interests transaction and accordingly, all prior period financial results have been restated to include the results of TI.

        Equity Financing: In March 1998, the Company completed a $10 million equity offering of shares of STM and DTPI to Pequot Private Equity Fund L.P. ("Pequot"), the private investment vehicle of Dawson-Samberg Capital Management, Inc. Through the transaction, Pequot acquired 571,429 newly issued shares of common stock of STM.

        New Management Organization: In January 1998, the Company announced that it would operate as three independent but related business units. Each business unit will operate independently and have its own President. The re-organization is intended to strengthen the Company's management. The three operating divisions are:

        STM Network Systems combines the systems integration and digital video business of TI with the core STM Wireless design, manufacture and sales of satellite network systems;

        Direc-To-Phone International, Inc., as previously described, is the Company's majority-owned rural telephony services subsidiary; and

        Telecom Multimedia Systems, Inc. is the Company's majority-owned technology subsidiary which focuses on Internet telephony and voice over IP solutions.

DESCRIPTION OF THE BUSINESS

        The Company, founded in 1982, develops, manufactures and markets wireless based satellite communications infrastructure products to customers for the creation of public and private networks. These networks are used to either bypass or extend terrestrial networks or in some instances to provide a communications infrastructure where a terrestrial network does not exist. The Company's products provide customers with the ability to transmit many forms of information including voice, fax, data and video. The Company sells its products primarily in the international marketplace where the growing deregulation of telecommunications markets and rapid economic growth stimulates the demand for communications infrastructure. The solutions currently provided by the Company are principally satellite communications networks which can be deployed and reconfigured faster and at a lower cost than terrestrial alternatives. The main products that STM sells are two-way small earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment.

        The Company's product line is based on proprietary hardware and software used in the remote terminals, hubs/gateways and network management systems. The Company's satellite communications product line includes products that are capable of concurrently transmitting and receiving data as well as several channels of digitized voice, using the Company's software to perform call routing and to allocate satellite capacity on call initiation. These product features allow more efficient use of satellite transponders and are attractive to international customers for whom combined voice and data communications costs are a prime concern.

        The Company has established alliances with customers, distributors and sales representatives in over 30 countries and has supplied, both through STM and TI, networks to customers or end users in many geographic areas, including Argentina, Bosnia, Brazil, Canada, Chile, China, Columbia, Dominican Republic, Ecuador, Germany, Haiti, Holland, Hungary, India, Italy, Kenya, Malaysia,

Mauritania, Mexico, Pakistan, Peru, Philippines, Poland, Sudan, audi Arabia, Spain, Sudan, Thailand, the United States, Venezuela and Zambia.

INDUSTRY BACKGROUND

        VSAT products provide customers with the ability to transmit several forms of information including voice, fax, data and video by attaching standard communications equipment such as telephones, fax machines or computers to the VSAT which in turn relays information to and from satellites. The primary advantage of VSAT networks is the substantial cost savings compared to land-based telephone networks where the network users are geographically widespread. Due to the nature of satellites, transmission costs are not affected by the distance information travels, while in terrestrial networks, transmission costs are directly related to the distance between the network users. VSAT equipment can be rapidly installed, upgraded or moved. Thus, networks can be expanded or changed with relatively little expense and disruption to users. Bandwidth allocated to each user can be changed dynamically, and the network can be reconfigured and additional features and changes downloaded to the user. Furthermore, the network user or service provider has the ability to monitor operations of the network, collect performance statistics and perform diagnostics.

        The Company divides the market for VSAT applications into two segments. The rural telephony segment is comprised of providing basic telephony services to rural or isolated areas of developing countries. The enterprise network segment is comprised of business or government organizations that install private networks or subscribe to services offered by independent operators to provide communications between branch offices and corporate headquarters.

        Since the mid-1980s, the VSAT network market has grown with the North American enterprise network market share dominating. In recent years, changes in both the political and regulatory environments have contributed to the international expansion of the VSAT network market. While the North American market is primarily for data transmission applications, in most international markets, applications for basic telephony services including voice, facsimile and low speed data transmission are important. Recently, VSATs have emerged as a compelling solution for providers of such basic telephony services in developing countries. In certain developing countries where existing communications systems are inadequate for the growing economy, VSATs are a practical method of quickly making available sophisticated communications capabilities. A significant growth opportunity for these capabilities is rural telephony, the provision of telephone facilities to villages located in remote or difficult terrain.

        In response to the current opportunity that exists for the provision of products and services in the rural telephony market, the Company is incurring significant expenditures on developing improved products that are especially suitable for rural telephony applications and should result in the availability of lower priced, high quality rural telephony products. Additionally, due to the similarities between rural telephony and enterprise network products, the Company's research and development expenditures should also result in the availability of lower priced, high quality enterprise network products.

RURAL TELEPHONY MARKET

        As the world's economies continue to globalize, the need for countries to provide their population with access to telecommunications service has become significantly more important as a means of increasing competitiveness. In developed countries, the International Telecommunications Union reports estimate that the average telephony penetration is over 50 lines per 100 inhabitants, while the overall global penetration is still under 15 lines per 100 inhabitants, and in certain developing countries, less than two lines per 100 inhabitants. In response, many developing countries throughout the world have begun to make significant capital expenditures on the deployment of new networks and the expansion of their existing telephone infrastructure to increase telephony penetration. While traditional terrestrial telecommunications networks are being deployed and expanded in the urban areas of these developing countries to increase telephony penetration, it is more difficult to provide networks to the rural areas of these countries due to the dispersion of the population and difficult terrain that often characterizes these locations. As a result, in a large number of remote and rural areas in developing countries, there continues to be limited or no telephone service.

        To date, the local telephone service providers in less developed countries, where the need for rural telephony is greatest, have focused their attention on developing and increasing the telephony penetration in urban areas, which they have considered better short-term opportunities to increase revenues at a lower cost, rather than providing rural telephony. In response to the need for telephone service in rural areas, governments are increasingly putting pressure on the telephone service providers to offer universal service coverage by ensuring telephony availability in these regions. Deregulation of the telecommunication markets in these developing countries has led to increased competition and many governments are requiring the domestic telephone companies to fulfill certain rural telephony obligations as a prerequisite to renewing their licenses. The Company believes that this increased emphasis on providing rural telephony services will generate significant market opportunities primarily in Latin America, Asia/Pacific and Eastern Europe.

        There are a number of alternatives to satellite technology that are being used to meet increased demand for telecommunication services. Wireline and cellular telephony networks can be used to effectively meet telecommunications needs in rural areas with relatively higher population densities. However, in many of the rural areas of developing countries, villages can be scattered sometimes several hundred miles apart and may be inaccessible by road at all times due to harsh terrain or at certain times of the year due to climatic conditions. In addition, the spending power of the inhabitants of those villages has limited the subscriber count. Satellite telephony networks offer significant advantages compared to traditional telephony systems in these areas. The following describes the primary disadvantages of using alternative technologies in these markets:

        Wireline systems: Wireline systems involve the laying of fiber or copper wires between the telephone operating company's central office and each subscriber's home or office. The principal drawbacks of wireline systems include: expense of constructing networks over long distances and rough terrain; susceptibility to weather and vandalism and long construction time.

        Cellular systems: Cellular systems involve the use of a cellular phone to communicate directly with a locally installed base station transmitter which, in turn, switches the communication to the intended recipient. The principal drawbacks to cellular systems for rural telephony arise from the limited geographical coverage of cellular base stations resulting in the need for a relatively high population density over which to spread the infrastructure costs of the many base stations needed.

        Wireless local loop systems ("WLL"): Much like cellular systems, typical WLL systems involve the use of fixed or mobile telephone handsets to communicate with locally installed base station transmitters. WLL systems are generally designed for higher density applications than those addressed by the Company. However, due to their lower cost and efficiency for local distribution WLL systems can be used as a complementary distribution product in satellite-based rural telephony networks and the Company is examining such combined product solutions.

        Microwave systems: Microwave systems involve the use of microwave radios to communicate directly between two points. The principal drawbacks to microwave systems are the high cost of providing service and limited service availability in rough terrain due to the requirement for a line of sight between the two points. Many rural areas are not easily accessible and the terrain makes the cost of constructing many microwave towers with relay sites prohibitive.

        Mobile satellite systems ("MSS"): Mobile satellite systems involve the use of hand held phones to communicate typically via Low Earth Orbiting Satellites ("LEOS"). In the MSS model, the LEOS act as a replacement for the local base station transmitter of cellular systems but provide much greater range based on the satellite footprint. No MSS systems are currently in operation and the first major one (Iridium) is not scheduled to be available until later in 1998. Due to the high cost of satellite construction and launch, MSS systems are expected to have much higher usage costs. This predicates against their use as a viable replacement of VSATs for the rural telephony market.

        In summary, the Company believes that VSAT networks have a number of advantages over alternative solutions for many rural and urban telephony applications in developing countries where low population density and rough terrain are considerations. Due to the nature of satellites, transmission costs are not affected by the distance signals must travel. Therefore, generally, the greater the distance between the sites to be served, the greater the benefit of a VSAT network. VSAT equipment can be rapidly installed and connected to a network and can easily be upgraded, expanded or relocated with relatively little expense and disruption. VSAT networks are relatively simple to reconfigure, are relatively immune to difficulties in topography and can be located almost anywhere.

        To complement its product offerings, the Company is developing a WLL product and is considering entering into strategic relationship with other providers of WLL products, thereby ensuring that the Company has an economical product offering in more densely populated regions.

ENTERPRISE NETWORKS

        Enterprise networks are private communications systems which provide a solution for organizations with frequent communications needs between remote locations allowing them to collect, process, respond to and disseminate information in a timely, reliable and cost-efficient manner. VSATs have historically been used in developed countries for transaction oriented applications, including point-of-purchase transactions, credit card verification, automatic teller machine transactions, and inventory management.

        In recent years, the price of VSATs has decreased, their functionality and reliability have improved and the number of communication protocols that can be supported has increased. These improvements allow VSAT networks to compete effectively as full service communications systems in international markets where the lack of reliable terrestrial networks necessitates the use of alternative telecommunication infrastructure. In addition to transaction oriented applications, international VSAT enterprise networks are used for communications applications such as e-mail, intranets, Internet access and basic voice service. The Company believes that the need for these advanced telecommunication services coupled with the lack of infrastructure to provide these services will cause the international VSAT enterprise network market to grow much more rapidly than the domestic market.

        Historically, the concentration of sales of VSATs in the United States and other developed countries has been primarily to large corporations for transaction oriented enterprise networks. It is believed that over 60% of worldwide installations for enterprise network VSAT terminals are in North America. The Company has focused its efforts in the international markets due to the more favorable competitive environment, the growth potential of the market, especially in rural telephony and other services and the Company's overseas operating experience.

BUSINESS STRATEGY

        STM seeks to leverage its technical strength in networking and telephony technologies as well as its strong position and marketing expertise in international markets to become the leading supplier of satellite-based communications solutions to emerging countries. To achieve this objective, the Company is pursuing the following initiatives:

        Solidify Leadership Position in Rural Telephony Market: In a large number of rural areas in developing countries, telephone service is limited or non-existent. Often such areas are characterized by rough terrain, low population density and a harsh climate. As deregulation and economic necessity have spurred demand in developing nations for telecommunications infrastructure, many countries have mandated that their telephone companies provide telephony services to rural regions. The Company believes that satellite communications networks, which can be deployed and reconfigured faster and at a lower cost than terrestrial and microwave transmission alternatives, offers a cost effective solution for these regions.

        Management believes that STM offers a comprehensive rural telephony solution through a suite of products specifically designed to service these needs. The competitiveness of the Company's product portfolio and system architecture is evidenced by the fact that during 1997, STM was awarded contracts for three major rural telephony projects in Mexico, Venezuela and Thailand for approximately $180 million. Of these contracts, $30 million was attributable to an equipment supply contract and $150 million was attributable to long-term service contracts through DTPI. Management believes that the use of VSATs for rural telephony is currently in its infancy and a substantial global market opportunity exists for this technology to serve rural telephony needs.

        Expand Market Share in Enterprise Networks: VSAT networks are also used by organizations with numerous geographically dispersed locations and frequent communications needs between those remote locations. VSAT-based enterprise networks are attractive to customers due to the substantial cost savings as well as the higher level of flexibility and control these networks offer compared to traditional telephone service. Both political and regulatory advances have contributed to the international market growing faster than the domestic market. The Company's enterprise network strategy is to capitalize on its international expertise to sell products in the growing international market.

        To that end, the Company acquired TI, whose business is the integration and installation of large satellite terminals used in rural telephony and enterprise networks. Management believes that supplementing the Company's enterprise network expertise with the TI expertise and experience should increase the Company's ability to capitalize on market opportunities.

        Leverage Existing Marketing and Distribution Channels: STM's sales and distribution networks comprise 30 countries in five continents and the Company's products are currently utilized by more than 70 customers with equipment installed in approximately 90 countries. The Company seeks to increase the breadth of products that can be sold through its distribution network by both internal research and development ("R&D") and strategic alliances with other manufacturers, as well as complementary acquisitions. STM has incurred significant R&D expenditures in recent years relative to its revenues, as management believes that the Company's significant dedication of resources to R&D is the primary reason for the competitive edge and market leadership of the Company's product portfolio. STM's R&D efforts are primarily focused on reducing the overall cost of its products to its customers, as well as increasing their performance, thereby expanding the addressable market size.

PRODUCTS

        The principal products sold by the Company are two-way small earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment, as well as voice over IP gateway and software solutions. The Company's satellite products communicate via geostationary satellites in order to provide customers the ability to exchange several forms of information including voice, fax, data and video within their networks. Geostationary satellites are placed in orbit approximately 23,000 miles above the earth so that their orbit matches the speed of the earth's rotation resulting in the satellite maintaining a fixed position relevant to the earth's surface. VSAT networks can offer advantages over traditional networks of terrestrial telephone lines including control over the network itself, improved response times with cost reduction opportunities and increased flexibility and reliability. For voice communications, VSAT networks are particularly suited to providing communications between geographically dispersed locations in that they are easier to install and provide wider accessibility and availability than terrestrial and microwave transmission alternatives.

        The Company's VSAT products fall into two principal families: DAMA 10000 and X.STAR. Both of these product families may be used by customers to build networks capable of communicating voice, fax, data and video, but, because they use different architectures, the use of each product is determined by the particular needs of the customer's network. The principal difference between the two product families lie in the methodology used for communicating between any two remote VSATs on a network. DAMA 10000 is what is often termed a "mesh" product and employs circuit switched transmission. In mesh networks, any one VSAT communicates directly with any other VSAT on the network via a single transmission to and from the satellite. X.STAR, however, is what is often termed a "star" product and employs packetized transmission.

Existing Products and Products Under Development

        Satellite Products:

        DAMA 10000: The Company's DAMA 10000 product primarily supports public and private networks that need to have full connectivity among all sites. The DAMA 10000 is a fully integrated product that offers the flexibility to create and manage both large and small networks. With an expandable system architecture and highly configurable terminal equipment, the DAMA 10000 is a cost efficient solution for small to very large networks. The system supports full mesh, point-to-point or point-to-multi-point communications circuits and any user can connect to any other user on the network. DAMA 10000 uses a proprietary control channel to set up and tear down calls between VSATs as these are requested by users on the network. This results in satellite capacity only being consumed when calls are requested, thereby optimizing satellite transponder costs for the customer. In addition, DAMA 10000 provides support for the major international telephony signaling systems including R2 and DTMF as well as various payphone metering schemes, allowing it to be interconnected with the Public Switched Telephony System ("PSTN") in many countries around the world. These features of the product have resulted in it being ideally suited for rural telephony applications where individual VSATs provide multiple telephone lines to subscribers in remote locations. These VSATs are, in turn, all interconnected via satellite with the PSTN in the country of deployment providing the remote subscribers with worldwide calling capability.

        Subscriber Earth Station: The Company's Subscriber Earth Station ("SES"), currently under development, is expected to be a low cost telephony product derived from and compatible with DAMA 10000. As an extension of DAMA 10000, the SES will be targeted at the provision of telephony services to unserved or underserved regions of the world. SES will be designed to provide reliable, affordable, on-demand telecommunications service in remote and rural areas. SES will be a small, light weight and low cost terminal ideally suited for areas where telecommunications service is unavailable, unreliable or simply too expensive. Since it will be satellite-based, an SES terminal will be capable of being installed quickly, virtually anywhere, to allow immediate access to the SES network and the PSTN. SES will provide telecommunications service with high quality voice and industry standard interfaces. It is expected that the SES will be available in 1998.

        X.STAR: The Company's X.STAR product primarily supports private networks with a need to connect remote user locations with a central site. A typical application of an X.STAR network would be the processing of point of sale transactions between retail outlets and a central database. However, the X.STAR product supports all types of data including voice, fax and broadcast video and more recently has been used by customers to interconnect LANs across their enterprises. The network is controlled by a central hub that acts as a gateway to the host facilities and as a switching and routing center for transmitting information between VSATs. A powerful network management system ("NMS") is also a part of the hub and multiple remote NMS stations may be deployed on the network.

        In an X.STAR network, VSATs all receive a common broadcast signal from the hub, filtering the data received to accept only the information addressed to devices connected to the VSAT. In order to transmit information back to the hub or to another VSAT via the hub, VSATs on the network share a common transmit channel back to the hub. Access to this transmit channel is controlled by the Company's unique dynamic capacity allocations algorithm which allocates a transmission time and duration to each VSAT dynamically based on its traffic requirements.

        X.STAR uses a packet-based transmission and switching protocol that makes it suitable for the transmission of packetized data which is increasingly being used in today's communications networks including the Internet. This protocol establishes and maintains error-free channels from initiation points to destination points on a network. In addition, the X.STAR product supports most major communications protocols including SDLC, X.25, X.3, HDLC and TCP/IP, resulting in seamless transport of information using these protocols across an X.STAR network.

        SpaceWeb: The Company's SpaceWeb product, currently under development, is an evolutionary development of the X.STAR family and will be fully compatible with X.STAR. SpaceWeb will provide a low cost, star-connected solution for data, fax and voice applications and is aimed at international Internet access. SpaceWeb will be a low cost terminal that communicates with a low cost central hub whose modular architecture will be designed to provide attractive start up costs, without restricting network growth potential. For reliable end to end communications, SpaceWeb will utilize the Company's X.STAR communications protocol and will support all of the same communications protocols as X.STAR. It is expected that SpaceWeb will be available in 1998.

        Hubs/Gateways: The Company manufactures the digital and modem portion of the hubs/gateways which are comprised of a series of special purpose processing units utilized in multiplexing, network configuration and routing of information to the appropriate network destinations. This is controlled by the Company's proprietary networking and system software. Typically, the digital portion of the hub/gateway has a number of voice and data ports that directly attach to the user's equipment. Transmission between the hub/gateway and the remote VSAT is via a satellite transponder. The hub/gateway also includes radio frequency components and an antenna, which are purchased from suppliers and integrated into the system by the Company. The hub/gateway interacts with a network management system, which operates on a local or remote work station using proprietary software supplied by the Company.

        Network Management Systems: The Company provides a network management system which shows network status in real time, and permits the operator to monitor and control network operations, including the diagnosis of problems. The interface with the operator is by a graphic display of the network status on a color monitor. The network management system can also be used for redefining network parameters, for adding and deleting remote network locations, for changing protocols and for collecting and reporting operational information and providing management reports. In addition, the system can be expanded if the hub/gateway is shared among several customers, to permit each customer to have such capabilities. The network management system can be installed remotely from the hub/gateway location if required.

        Systems Integration Products: The Company also integrates equipment from other manufacturers into systems or earth stations manufactured by the Company. These products include antennas, radio frequency equipment, satellite modems, voice and data multiplexers, local area network routers and video communications equipment. The STM Network Systems division expects to continue to sell such systems on an individual project basis as part of its direct sales effort.

        Terrestrial Communications Products:

        Internet and Frame Relay Products: Through its subsidiary, Telecom Multimedia Systems Inc. ("TMSI"), the Company has introduced another line of communication products. TMSI's core technology is a proprietary software platform (CLEARCONNECT(TM)) that acts as an operating system kernel for a variety of compression and signaling technologies utilized for the transport of voice, fax and data over communications networks. TMSI's CLEARCONNECT(TM) platform supports many International Telecommunications Union ("ITU") standards for digital voice compression including G.711, G.165, G.721/G723, G723.1, G.726,
G.728 and G.729. In addition, TMSI supports the AMBE algorithm for low bit rate voice as well as Group III fax and modem relay up to V.32bis. With such a comprehensive suite of compression protocols supported, TMSI provides the Company with state of the art voice, fax and modem transport in its DAMA 10000, SES, X.STAR and SpaceWeb product lines.

        TMSI has also deployed its software on its own hardware platforms. TMSI's Lepton product family is used by customers to compress and transport information over public and private communications networks. The Lepton offers a variety of standard user and network interfaces which when combined with the CLEARCONNECT(TM) software allow users to maximize the amount of information transported over a given amount of terrestrial or wireless capacity thereby reducing the cost of transmission facilities for the customer.

        TMSI's Lepton products can also be used to connect legacy telephony with the Internet. The introduction of telephony services over the Internet is vital for realizing true multimedia services. TMSI's suite of technologies for voice and facsimile compression, telephony operating systems, signaling and other related functions can readily be used for seamless voice communication over packet switched networks including the Internet.

        TMSI's products are all capable of remote management using its MediaMaster network management system. MediaMaster provides users with a friendly Graphical User Interface ("GUI") for monitoring and controlling different aspects of the equipment and software. In addition, MediaMaster is being enhanced to offer customers the capabilities for user authentication, billing and directory services.

SERVICES

        Rural Telephony Services: Utilizing equipment manufactured by STM and others, DTPI, through joint ventures and partnership agreements with local telecommunication service providers, provides rural telephony services in developing countries. DTPI invests in the joint ventures, contributes technology, know-how and expertise, while the local partners maintain the operating licenses, and provide frontline customer service, as well as contributing their share of the required investment. See Recent Events for a more detailed review of DTPI.

        Project Management: The Company offers engineering, project management, and contract services in support of products sold.

        Custom Development: From time to time the Company receives orders from its customers and distributors for product features, new products or software protocols and functions that enhance the Company's product lines. While such custom development orders do not contribute significantly to the Company's revenues, they demonstrate the Company's ability to be responsive to market requirements.

        Technical Support Services: The Company provides technical support services to its installed base of customers either directly or through third-parties. Services include technical support, installations, maintenance, training and spares provisioning.

SALES AND MARKETING

        Network Systems Division: The Company sells its satellite communication products directly and through international distributors and alliances which are supported by the Company's sales and marketing personnel. With the recent re-organization of the business into three independent but related business units, the Network Systems division has focused its sales efforts on the following:

    o Expanding global coverage through increasing the number of highly trained direct sales personnel with regional responsibilities

    o Identifying sales opportunities that exist with newly licensed service providers in international markets, particularly those focused on providing rural telephony services

    o Identifying capable local distributors and replacing, if necessary, its current distributors and alliances

    o Supplying highly integrated low cost solutions to customers through the Company's product offerings.

        Direc-To-Phone International, Inc.: DTPI was founded as a separate business unit of STM with the intention of becoming the predominant provider of Direct To Home telephony services in developing countries. To date, DTPI has been awarded two long-term service contracts for the provision of rural telephony services in Mexico and Venezuela. Both of these contracts are with local, in-country partners who are the license holders in the respective countries and include a guaranteed minimum level of revenue by the local in-country partner to subsidize the initial service. DTPI aims to increase penetration and volume by moving toward consumer level pricing and operation. To achieve this, DTPI is focused on the following:

    o Being the first to market a fixed satellite telephony solution, on a mass scale, with a consumer oriented product that can satisfy the demand in unserved areas;
    o leveraging the marketing, operating and technical capabilities of local partners for each region or country;
    o providing potential subscribers and users with a high quality telephone and other added value services;
    o employing a system design that has the lowest recurring cost compared to other satellite-based competing systems;

    o offering domestic long distance calls, to the extent possible from a regulatory standpoint, at the same basic per minute rate as local calls;
    o employing a consumer oriented sales and marketing strategy that differentiates the Company from others and provides for a higher level of product acceptance by end users; and
    o seeking strategic partners who can further increase the visibility and market penetration of the Company's services.

        Export sales, as a percentage of revenues, were approximately 96%, 91% and 95% in 1997, 1996 and 1995, respectively. In 1997, sales to a single customer in Thailand accounted for approximately 59% of revenues. No other customer accounted for greater than 10% of revenues in 1997. Reference is made to Note 12 of the notes to the consolidated financial statements - Sales to Principal Customers, Geographic Regions and Concentration of Credit Risk in Item 8 - "Financial Statements, Financial Statement Schedule and Supplementary Data".

BACKLOG

        The Company's backlog represents all future revenues that may be earned from signed sales orders or sales contracts for products or services. As of December 31, 1997, the Company's backlog was approximately $153.2 million, comprising approximately $150 million in long-term service contracts and approximately $3.2 million for products. At December 31, 1996, the Company's product backlog was approximately $9.0 million. Based on current estimates, approximately $145 million of the long-term service backlog will not be filled in 1998. The Company manufactures its products on the basis of customer orders and its forecast of near-term demand from its customers and for use by DTPI in its service business. The Company conducts nearly all of its business with foreign customers in United States currency and accordingly, is generally not subject to foreign currency fluctuations. Customary terms of business for product sales are a substantial deposit on order with the remainder guaranteed by an irrevocable letter of credit or, when appropriate, open account. For DTPI, the terms of business for its existing contracts include an initial fee payable upon the telephone lines being commissioned. In addition, there are revenue sharing arrangements based upon actual revenues earned and guaranteed monthly fees. The service backlog at December 31, 1997, represents the value of the guaranteed minimum revenue sharing and the initial fees.

MANUFACTURING

        The Company's products are assembled by the Company using subsystems and circuit boards supplied by subcontractors. The Company's microwave products are designed and fabricated utilizing microwave components manufactured by outside suppliers. The Company maintains adequate stock to reduce the procurement lead time for certain components. The Company's products use a number of application specific integrated circuit (ASIC) chips, monolithic microwave integrated circuits (MMIC) and customized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers are unable to fulfill the Company's requirements, the Company may experience an interruption in production until an alternative source of supply is developed. The Company maintains an inventory of certain long lead time components and subassemblies to limit the potential for such an interruption. The Company believes that there are a number of companies capable of providing replacements for the types of unique chips, customized components and subassemblies used in its products.

RESEARCH AND DEVELOPMENT

        The Company's research and development efforts are devoted to the design and implementation of satellite and wireless radio communications network hardware and software, along with voice over IP software and hardware solutions. The Company's future growth depends on adaptation of its existing satellite communications products to new applications, and the introduction of new communications products that will gain market acceptance and benefit from the Company's established international distribution channels. Accordingly, the Company is actively applying its communications expertise to design and develop new hardware and software products and enhance existing products.

        STM's R&D efforts are primarily focused on reducing the overall cost of ownership of its products to its customers, thereby expanding the addressable market size. For example, the Company is developing two new low cost products; Subscriber Earth Station, aimed at the rural telephony market, and SpaceWeb to provide fast internet communication in enterprise networks. The Company believes that these products will be priced low enough to attract a large market internationally, and expects to begin shipping them in 1998. In addition, the Company may opportunistically acquire products, technologies or companies consistent with its commercial objectives to serve the evolving needs of the Company's customer base.

        In 1997, 1996, and 1995, the Company incurred expenses of $6,387,000, $6,895,000, and $3,677,000 respectively, on research and development activities. During this period, the Company enhanced the TXR-3000 VSAT, and continued the development of the DAMA 10000 VSAT, SMR 2000, SCPC C-Band satellite transceiver, and started development of the Subscriber Earth Station, SpaceWeb and Internet telephony products.

COMPETITION

        Network Systems Division: The Company has a number of competitors in the satellite communications field, most of which have substantially greater financial, marketing, and technological resources than the Company. The Company's competitors include large companies such as Hughes Network Systems and Scientific Atlanta, all of whom compete to some extent in some international markets. There can be no assurance that the Company will not experience increased competition in the future from these or other competitors which may adversely affect the Company's ability to continue to successfully market its products or services. The Company believes that it has been able to compete with these companies by offering flexible and cost effective products and utilizing the resources of local distributors, forming strategic alliances with major corporations, and by emphasizing product features and functions such as concurrent support of multiple protocols, voice capability, built-in diagnostic ports and downloadable software and configurations, which allow the products to serve the diverse needs of international customers. These product features and functions are based upon the Company's proprietary hardware and software.
See "Patents and Intellectual Property."

        However, most of the Company's competitors offer products which have one or more of the features and functions similar to those offered by the Company. The Company believes that the quality, performance and capabilities of its products, its ability to customize certain network functions and the efficient utilization of satellite capacity, coupled with the products generally offered by the Company's major vendors, have contributed to the Company's ability to compete successfully. The Company's major competitors have the resources available to develop products with features and functions, competitive with, or superior to, those offered by the Company. There can be no assurance that such competitors will not develop such features or functions, or that the Company will be able to maintain a lower cost advantage for these products.

        Direc-To-Phone International, Inc.: DTPI deploys wireless-based communication infrastructure products utilizing geostationary satellite spectrum. Geostationary satellites are placed in orbit approximately 23,000 miles above the earth so that their orbit matches the speed of the earth's rotation resulting in the satellite maintaining a fixed position relative to the earth's surface. This gives a fixed area of coverage, or footprint, in which satellite networks can operate. This distance above the earth also produces two drawbacks of geostationary satellites. First, because there is a significant distance traveled, there is a noticeable delay (approximately 250 msec) between transmission and reception. This can be disconcerting in voice networks, especially if a double-hop (or two transmissions) is needed because of the network design. DTPI uses full-mesh products which minimize this delay and so it is not a significant factor in DTPI rural telephony networks. A similar delay occurs on many standard international calls when the trunking is done by satellite transmission. The second disadvantage is, due to the long distance, transmission power and reception sensitivity needs to be greater than for the LEOS (see below). This means larger equipment which precludes mobile telephony. However, in the rural telephony market, mobility is not a requirement.

        DTPI's potential direct competitors in the geostationary rural telephony service arena are suppliers of geostationary networks such as Hughes, Scientific-Atlanta, SPAR/Comstream and Gilat. However, due to the significant investments in technology made by STM in the past years, it is believed that STM presently holds a strong competitive position in rural telephony products. Furthermore, with DTPI's successes in Mexico and Venezuela and STM's prior rural telephony sales in Thailand and Argentina, the Company believes DTPI is a leader in rural telephony solutions. Other geostationary satellite-based competitors include American Mobile Satellite Corporation (AMSC), Asia Pacific Mobile Telecom (APMT), Afro-Asian Satellite (ASC), Asean Cellular System (ACS) and Comsat.

        Mobile Satellite Systems (MSS) use Low Earth Orbit Satellites (LEOS). LEOS, because of their low proximity to the earth, move in relation to the earth's surface, therefore, a constellation of satellites is needed. At any one time, two or more satellites must be in sight of the user in order to carry out a successful call handoff if the active satellite disappears below the horizon. This adds to the complication and expense of the MSS offering. MSS does have two advantages - smaller handheld terminals and lower voice transmission delay.

        However, DTPI considers its most immediate and serious competition to come from MSS. Despite their potential higher cost of service, compared to DTPI, their financial projections include significant penetration into the unserved and underserved areas of developing countries. Despite the advantages of a mobile service, DTPI believes that the high cost of MSS service will make its geostationary solution a more realistic solution for telephony service in remote areas.

PATENTS AND INTELLECTUAL PROPERTY

        The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its techonoloy and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. Except for terrestrial and low cost telephony products, the Company does not have patent protection on any aspect of its technology or software. The Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not result in a competitive advantage in areas of rapid technological change. Further, patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company believes that the value of its products is dependent upon its proprietary software and hardware remaining "trade secrets" or subject to copyright protection.

However, with its venture into new fields such as terrestrial and low cost telephony products, the Company believes that patent protection may be more appropriate. Accordingly, the Company has applied for one patent and is in the process of pursuing one additional patent. However, there can be no assurance that the Company's proprietary technology will remain a trade secret, or that others will not develop a similar technology and use such technology to compete with the Company. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

        As of December 31, 1997, the Company employed 208 people on a full-time basis, including 45 employees in engineering/research and development, 64 employees in manufacturing, 27 employees in marketing and sales, 32 employees in administration and accounting, and 40 employees in customer service and support.

        The Company believes that its relations with all employees are satisfactory. The employees and the Company are not parties to any collective bargaining agreements.

RISK FACTORS

        FORWARD LOOKING STATEMENTS. THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS ORALLY OR IN WRITING. THE WORDS "ESTIMATE," "PROJECT," "POTENTIAL," "INTENDED," "EXPECT," "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS.

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

 HISTORY OF LOSSES AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

        Results of operations may fluctuate significantly and will depend upon numerous factors, including the competitive environment in which the Company operates, the delays that arise when operating in an international environment, the long lead time and extended sales effort required to secure larger value orders that the Company focuses on obtaining, the continued need to invest in the development of new products and in the enhancement of existing products, the risk of inventory obsolescence and the exposure to disputes by international customers.

        The Company has incurred operating losses in both 1997 and 1996 and may incur losses in 1998. However, the Company has taken certain actions that it believes should improve the operating results of the Company. Management believes that through investing in DTPI as a service business with long-term recurring revenues, the Company, over time, will be able to generate a more stable pattern of business. In addition, the Company has recently reorganized itself internally to focus clearly on its three main businesses and has strengthened its management team through the acquisition of TI in December 1997. It is believed that these actions should lead to improved operating results. However, there can be no assurance that there will not be operating losses in the future periods, or that the Company's reorganization will lead to improved operating results.

     The Company's quarterly operating results fluctuate primarily due to the timing of product sales. Sales of the Company's products are generally consummated through large orders which require a long lead-time and an extended sales effort. The Company's sales in any quarter are dependent on orders booked and shipped in that quarter. As a result, the precise timing of the recognition of revenue from an order can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if an order is cancelled or rescheduled by customers or cannot be shipped in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. In addition, the Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON VSAT MARKET

     A significant part of the Company's product revenues are derived from sales of VSAT communications networks. While the market for VSAT communications networks and services has grown steadily since its inception in the mid-1980s, there can be no assurance that this market will continue to grow or that the technology serving this market will not be replaced by an alternative technology. A significant slowdown in this market or the replacement of the existing VSAT technology by an alternative technology could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON ASIAN MARKETS

     The Company generated 68%, 53% and 40% of its revenues in Asia in 1997, 1996 and 1995, respectively. In addition, the Company generated approximately 59%, 33% and 6% of revenues from one Asian customer in 1997, 1996 and 1995, respectively. While in any individual year, the Company's revenues generally represent new projects to new or existing customers in new or existing geographic regions, there can be no assurance that the recent turmoil in the Asian economies will not have any impact on the level of revenues generated by the Company in this market in future years and that any shortfall in such revenues will not have a material adverse effect on the results of operation and financial condition of the Company.

RURAL TELEPHONY MARKET

     The Company's strategy includes focusing on establishing rural telephony networking infrastructure for developing countries through strategic alliances with regional and local service providers. There can be no assurance that a substantial market for rural telephony equipment in developing countries will ever develop, or if such a market does develop, that fixed-site VSAT-based equipment will capture a significant portion of that market. The Company's ability to penetrate this market will be dependent on its ability to develop equipment and software which can be utilized by regional and local service providers to market and sell the use of such systems. Furthermore, there can be no assurance that the regional and local service providers will be able to successfully market such services to rural subscribers.

SALES TO FOREIGN CUSTOMERS

     The Company's success is dependent upon its ability to continue to successfully market voice and data VSAT communication networks in the international market. The Company's export sales, as a percentage of total revenues, were approximately 96%, 91%, and 95% in 1997, 1996 and 1995, respectively. As a result, the Company is subject to various risks, including currency fluctuations, greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements, such as import requirements, tariffs and other barriers, differences in intellectual property protections, difficulties in staffing and managing foreign operations, longer accounts receivable cycles and delays in resolving customer disputes, repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the satellite network service industries in the Company's target markets are highly regulated, which may limit the number and identity of potential service providers to which the Company can sell its products. Given the high degree of regulation in the Company's target market, and given the fact that such markets, which are primarily developing countries, involve greater political and economic instability, there can be no assurance that the Company's products will achieve general market acceptance in the Company's target markets. The Company's foreign sales are generally invoiced in U.S. dollars. However, as the Company continues to expand its international operations, the Company may be paid in foreign currencies, and exposure to losses in foreign currency transactions may increase. In addition, if the relative value of the U.S. dollar in comparison to the Company's foreign customers' currency should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse effect on the Company's business, operating results and financial condition.

 DEPENDENCE ON SUCCESS OF DTPI

     Under the terms of its existing contracts, DTPI is required to finance its pro rata share of the build-out of the rural telephony networks for its long-term service contracts in Mexico and Venezuela.

This will require substantial capital expenditures by DTPI, in addition to the ongoing operating costs of running these rural telephony projects. Furthermore, DTPI is investing in establishing a senior management team, whose responsibilities will be to grow the business and to secure new contracts in other countries. For DTPI to succeed, the Company will have to attract substantial debt or equity financings either into DTPI directly, or into STM. Also, due to the long term nature of the contracts that DTPI enters into, should there be a breach of contract by either party to the contracts, or should the customer be unable to pay the guaranteed revenues under the contracts, DTPI may not be able to realize expected revenues and cash flows. In March 1998, the Company completed a $10 million equity offering and is working with other investors to secure additional financing. Should the Company not be able to secure such financing, or should customer disputes or collectibility issues arise, the Company may not be able to meet its business objectives for DTPI which could have a significant impact on the size of the Company's business and its level of profitability in the future.

 COMPETITION

     The market for the Company's products is intensely competitive. Many of the companies that have developed competing technologies and market competing products, including Hughes Network Systems and Scientific Atlanta, have significantly greater financial, technical and marketing resources than the Company. In addition, the Company's competitors in rural telephony have substantially greater resources available to them to develop their products and to establish strategic relationships in developing countries. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive or that their greater financial resources will not enable them to penetrate developing countries more quickly than DTPI. The Company also competes against various companies that offer communications network systems based on other technologies (e.g., terrestrial lines and frame relay or radio and microwave transmission) that in certain circumstances can be competitive in price and performance with the Company's products. There can be no assurance that these or other technologies will not capture a significant part of the markets in which the Company's VSAT products compete.

 RAPID TECHNOLOGICAL CHANGE

        The technology underlying the Company's products and services is subject to rapid change. The Company's success will depend in part upon its continuing ability to respond quickly and successfully to technological advances by developing and introducing new products. Most of the Company's competitors have substantially greater financial and technical resources than the Company. If one or more of the Company's competitors were to introduce competing products with superior technological features, such introduction could have a material adverse effect on the success of the Company's products.

DEPENDENCE ON PROPRIETARY RIGHTS; RISK OF INFRINGEMENT CLAIMS

     The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. Except for terrestrial and low cost telephony products, the Company does not have patent protection on any aspect of its technology or software. The Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not provide a competitive advantage in areas of rapid technological change. The use of trade secrets and copyrights will not necessarily protect the Company from the use by other persons of its technology or software, or technology or software that is similar to that which is embodied in the Company's trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company's technology and software in whole or in part. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. With respect to the Company's venture into new fields such as terrestrial and low cost telephony products, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for one patent and is in the process of seeking additional patent protection with respect to this application. In addition, as the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

     The Company's future performance is significantly dependent on the continued active participation of Emil Youssefzadeh, the Company's founder, Chief Executive Officer and President. However, in January 1998, the Company announced a reorganization of the Company's businesses which will strengthen the Company management and reduce the Company's dependence on Mr. Youssefzadeh. However, should Mr. Youssefzadeh leave or otherwise become unavailable to the Company, the Company's business, operating results and financial condition may be materially adversely affected. The Company has obtained a "key man" life insurance policy in the amount of $5,000,000 on the life of Mr. Youssefzadeh. In addition to Mr. Youssefzadeh, the Company's future success depends upon its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel.

ABILITY TO MANAGE GROWTH AND EXPANSION

     The Company has experienced growth over the past few years and aims to continue to expand its operations both in the traditional, core manufacturing business and through DTPI, its rural telephony service business. The management of the Company's growth, if any, requires continued expansion of the Company's operational and financial control systems, as well as a significant increase in the Company's manufacturing, testing, quality control, delivery and service operations. Although the Company has not experienced disruption in manufacturing or shipment of its products in connection with its expansion to date, the inability of the Company to meet its manufacturing and delivery commitments in a timely manner (as a result of its expansion or otherwise) could result in the loss of sales by the Company, expose it to contractual penalties, costs or expenses and damage the Company's reputation in the marketplace. The Company's inability to manage growth effectively could have a material adverse effect on its business, operating results and financial condition and results of operations. In addition, as a result of the planned expansion, the Company's operating expenses have increased and the Company's operating results will be adversely affected if sales do not increase as anticipated.

 DEPENDENCE ON KEY SUPPLIERS AND MANUFACTURERS

     Certain components used by the Company in its existing products are purchased from single source suppliers and manufacturers. While the Company maintains an inventory of components and believes that alternative suppliers and manufacturers for all such components are currently available at reasonable terms, an interruption in the delivery of these components may have a material adverse effect on the Company. There can be no assurance as to when or whether the Company would be able to locate any such alternative suppliers. Furthermore, there can be no assurance that the Company will not encounter future component shortages or other disruptions in the supply of materials. Delays associated with raw materials or component shortages could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL PRODUCT LIABILITY CLAIMS

     Although to date the Company has not experienced any product liability claims, the sale and support of products by the Company involves the risk of such claims. The Company maintains product liability insurance in amounts it believes are customary for similar businesses in the industry; however, a successful product liability claim brought against the Company, in excess of the amount for which the Company is insured, or for which coverage is not provided under the Company's insurance policies, could have a material adverse effect upon the Company's business, financial condition and results of operations.

 CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES

        As of September 30, 1997, the officers, directors, principal stockholders and their affiliates owned approximately 54% of the outstanding Common Stock. If such stockholders were to act in concert, they would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors. Such concentration of ownership could discourage or prevent a change in control of the Company.
See "Principal Stockholders."

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

 ANTI-TAKEOVER PROVISIONS

        The Company's Certificate of Incorporation provides for 5,000,000 authorized but unissued shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. The Company's charter documents prescribe procedures for the nomination and election of directors and limit the ability of stockholders to take actions by written consent which could make it more difficult for stockholders to elect directors or take other actions. Further, the Company's Bylaws include a "fair price provision" which requires the affirmative vote of two-thirds of the outstanding shares of capital stock entitled to vote generally in the election of directors to approve certain business combinations. In addition, the Company's stock option plan provides for the acceleration of vesting of options granted under such plan in the event of certain transactions which result in a change of control of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock.

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

YEAR 2000 COMPLIANCE

        Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results. The Company is in the process of identifying and assessing its mission-critical systems related to the Year 2000 and will commit the resource necessary to resolve any potential Year 2000 issues. Although the Company is addressing such issues in what it considers sufficient time prior to century rollover, there can be no assurance that there will be no interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual costs to remediate these issues is not yet fully known, based upon information to date, it is expected that the remediation will not have a material impact on the Company's financial condition or operating results. However, failure to identify the mission-critical systems related to Year 2000 or failure to commit the resources necessary to resolve the Year 2000 issues on a timely basis, could have a material impact on the Company's financial condition or operating results.

ITEM 2 -  PROPERTIES

        The Company's principal offices are located in a 62,000 square foot facility in Irvine, California, which houses all functions including manufacturing, engineering, accounting, administration, marketing, sales, and service. The Company purchased this facility on July 28, 1994 with cash reserves and a purchase money promissory mortgage note (the "Mortgage Note") in the amount of approximately $4.3 million. The Mortgage Note is secured by the Company's land and building, accrues interest at 7% per annum, and requires monthly principal and interest payments of approximately $28,700 which commenced with the Company's occupancy in October 1994. The Mortgage Note is being amortized over a thirty-year period and matures on September 1, 2009, at which time all remaining principal and accrued interest is due.

ITEM 3 - LEGAL PROCEEDINGS

        From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1997, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ Stock Market under the symbol STMI. The high and low transaction prices for the common stock, as reported by the National Association of Securities Dealers, Inc. for each of the quarterly periods for the years ended December 31, 1997 and 1996 are set forth in the following table:

                                                1st       2nd        3rd         4th
 Price Range Per Share of Common Stock        Quarter   Quarter    Quarter     Quarter
                                              -------   -------    -------     -------
         Year Ended December 31, 1997
                High                            8 3/4     9 5/8     18 1/4      20 1/2
                Low                             6 1/2     6 3/8      9           7 7/8
         Year Ended December 31, 1996
                High                           19 3/4    14 3/4     12 1/4      10 1/4
                Low                             9 5/8    10          7 1/4       6 1/2

        There were 102 shareholders of record, and approximately 1300 beneficial owners, as of March 17, 1997.

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

        In December 1997, the Company issued 480,000 shares of common stock in exchange for all the outstanding common stock of Telecom International, Inc. ("TI"), a company that specializes in network systems integration. The transaction was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the results of TI for all applicable periods. TI commenced operations on June 12, 1995.

        The statement of operations data and income (loss) per share of common stock with respect to the years ended December 31, 1997, 1996, and 1995 and the balance sheet data at December 31, 1997 and 1996 are derived from audited financial statements included elsewhere herein. The statement of operations data and income (loss) per share of common stock for the year ended December 31, 1994 and 1993 and the balance sheet data at December 31, 1995, 1994, and 1993 are derived from audited financial statements reclassified in connection with the disposal discussed above.


Year ended December 31,                          1997             1996             1995            1994            1993
                                               --------         --------         --------        --------        --------
(in thousands, except per share data)

Statement of Operations Data
Total revenues                                 $ 52,148         $ 38,294         $ 31,881        $ 20,474        $ 11,143
Gross profit                                     13,749            9,328           10,990           8,568           3,472
Operating (loss) income                          (2,227)          (7,255)             998           1,682          (3,196)
(Loss) income before cumulative
  effect of change in accounting
  principle and discontinued operations          (2,051)          (5,156)           1,067           1,767          (2,395)
Net (loss) income                              $ (2,051)        $ (5,068)        $  1,400        $  1,562        $ (1,926)

(Loss) income per share of Common Stock:
(Loss) income before cumulative
  effect of change in accounting
  principle and discontinued operations:
     Basic                                     $  (0.32)        $  (0.81)        $   0.18        $   0.33        $  (0.49)
     Diluted                                   $  (0.32)        $  (0.81)        $   0.17        $   0.32        $  (0.49)

Net (loss) income:
     Basic                                     $  (0.32)        $  (0.80)        $   0.23        $   0.29        $  (0.39)
     Diluted                                   $  (0.32)        $  (0.80)        $   0.22        $   0.28        $  (0.39)


Weighted average common shares for
calculating basic income (loss) per share         6,384            6,318            6,009           5,314           4,878

Weighted average common shares for
     calculating diluted income
     (loss) per share                             6,384            6,318            6,335           5,570           4,878

Balance Sheet Data
Working capital                                $ 11,975         $ 21,773         $ 24,529        $ 26,770        $ 19,365
Total assets                                     54,417           51,840           46,839          40,216          25,797
Long term debt                                    4,577            4,828            4,488           4,445              --
Stockholders' equity                           $ 27,062         $ 28,292         $ 33,028        $ 30,229        $ 21,384

Quarterly Information (unaudited):

        The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters. All quarters have been restated to include the results of TI. This information includes all normal recurring adjustments that the Company considers necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period. See Risk Factors: History of Losses and Fluctuations in Quarterly Operating Results in Part 1 of this document.

Year ended December 31, 1997                    1st             2nd           3rd             4th*           Total
                                               Quarter        Quarter        Quarter         Quarter          Year
                                               -------        -------        -------         -------         -------
(dollars in thousands, except per share data)
Total revenue                                  $ 8,228         16,241         20,564           7,115          52,148

Gross profit                                     2,863          4,514          5,438             934          13,749

Operating income (loss)                            123            813          1,562          (4,725)         (2,227)

Net income (loss)                              $   152            724          1,200          (4,127)         (2,051)

Income (loss) per share of common stock:

    Basic                                      $  0.02           0.11           0.19           (0.64)          (0.32)

    Diluted                                    $  0.02           0.11           0.18           (0.64)          (0.32)

Year ended December 31, 1996

Total revenues                                 $ 7,561         10,564          8,757          11,412          38,294

Gross profit                                     3,253          3,680          3,671          (1,276)          9,328

Operating income (loss)                              1            682            (65)         (7,873)         (7,255)

Net income (loss)                              $   220            410             (8)         (5,690)         (5,068)

Income (loss) per share of common stock:

     Basic                                     $  0.03           0.06             --           (0.90)          (0.80)

     Diluted                                   $  0.03           0.06             --           (0.90)          (0.80)



     * The results for the fourth quarter of 1996 included charges of $5,200,000 which comprised reserves of $2,500,000, primarily for inventory obsolescence due to the uncertainty about future revenues from the previous generation of the Company's products, $1,000,000 for the settlement of contractual commitments and claims, including $650,000 non-recurring engineering charges for a version of a product that the Company does not expect to sell in significant quantities and $1,700,000, primarily for customer concessions and allowances.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

     STM is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products, utilized for the creation of public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company currently focuses its sales efforts on the international marketplace, particularly developing countries because management believes that these areas offer greater applications for the Company's technology, a higher growth potential and more favorable competitive dynamics. Approximately 95% of the Company's revenue is generated in the international market through foreign distributors and sales representatives. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

     During August, 1995 the Company purchased 72.5% of the outstanding common stock and newly issued preferred stock of Telecom Multimedia Systems, Inc. ("TMSI") for $1,000,000 cash and 10,000 shares of the Company's common stock. Arising from this transaction, the Company has approximately $617,000 of net intangible assets and a balance of $259,000 due to the minority shareholders at December 31, 1997.

     Effective March 31, 1996, the Company sold its RF subsidiary for $2,926,000 cash to REMEC, Inc. ("REMEC") Further, the Company also entered into a Technology Purchase Agreement on March 31, 1996 with REMEC whereby the Company sold certain of its technologies, which were not part of the RF business segment, for $1,000,000 cash. See Note 4 to the consolidated financial statements. In addition, the Company entered into a Development, Manufacturing and Product Supply Agreement and a Manufacturing Supply Agreement which established REMEC as the sole provider for certain components that are incorporated into the Company's products utilizing the aforementioned technologies. The Development, Manufacturing and Product Supply Agreement also provides for joint development of other products by the Company and REMEC which will require purchases of such products by the Company at specified levels and market prices. See note 10 to the consolidated financial statements. The sale of RF has been accounted as a discontinuation of a segment of the business and prior period financial statements have been reclassified. Accordingly, the 1995 comparatives included herein have been revised to compare current year continuing operations to prior periods continuing operations.

     In 1997, the Company was awarded, through its Direc-To-Phone International subsidiary, two long-term service contracts to provide rural telephony services in Mexico and Venezuela. DTPI was established in 1996 for the purpose of offering fixed satellite telephony and advanced data services in emerging markets. DTPI uses products manufactured by STM to enter into service agreements with local partners for the purpose of generating long-term cash flows. These service contracts will require significant up-front investment in equipment in both countries. Such equipment will give rise to long-term cash flows from both these contracts through revenue sharing arrangements with local in-country service providers. In addition to the revenue sharing arrangement, there are certain guaranteed monthly minimum revenues on a per line basis as well as one time fees that are earned upon commissioning of each line. No revenues were recognized under these contracts in 1997.

        In December 1997, the Company issued 480,000 shares of common stock in exchange for all the outstanding common stock of Telecom International, Inc. ("TI"), a company that specializes in network systems integration. The transaction was accounted for as a pooling of interests and accordingly, the Company financial statements have been restated to include the results of TI for all applicable periods.

RESULTS OF OPERATIONS

     The following table sets forth for the periods presented the percentages of revenues represented by certain items in the Company's Statements of Operations for the last three fiscal years. These percentages have been recalculated to give effect to the discontinuation of the RF business segment in 1996 and the acquisition of TI in 1997.

Year ended December 31,                                1997            1996            1995
-----------------------                               ------          ------          ------
Revenues                                               100.0%          100.0%          100.0%
Cost of revenues                                        73.6            75.6            65.5
                                                      ------          ------          ------
Gross profit                                            26.4            24.4            34.5
Selling, general and administrative expenses            18.4            25.3            19.8
Research and development costs                          12.2            18.0            11.6
                                                      ------          ------          ------
   Total operating costs                                30.6            43.3            31.4
                                                      ------          ------          ------
   Operating (loss) income                              (4.2)          (18.9)            3.1
Other (expense) income                                   0.1            (0.2)             --
Net Interest income (expense)                           (0.6)            0.5             1.1
                                                      ------          ------          ------
(Loss) income from continuing operations
   before income taxes and minority interest            (4.7)          (18.6)            4.2
Income tax benefit (expense)                             0.5             5.0            (1.1)
                                                      ------          ------          ------
(Loss) income from continuing operations
   before minority interest                             (4.2)          (13.6)            3.1
Minority interest                                        0.3             0.1             0.2
                                                      ------          ------          ------
(Loss) income from continuing operations                (3.9)          (13.5)            3.3
Income (loss) from discontinued operations and
   gain on sale in 1996                                   --             0.3             1.1
                                                      ------          ------          ------

Net (loss) income                                       (3.9)%         (13.2)%           4.4%
                                                      ======          ======          ======

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues increased to $52,148,000 in 1997 from $38,294,000 in 1996, a 36.2%
increase, primarily as a result of the revenue earned under a $30 million equipment supply contract with a customer in Thailand and an increase in revenues earned by the Company's system integration business in 1997. Approximately $30 million of revenues were recognized under this equipment supply agreement and these revenues were recognized throughout the year primarily in quarters 1 through 3 of 1997. The Company earned approximately $12,500,000 from the same customer in Thailand in 1996 under another contract. The Company's system integration business was acquired in 1997 when the Company acquired TI in December 1997 in a transaction that was accounted for as a pooling of interests and accordingly, the Company's financial statements were restated to include the results of TI.

     The decline in service revenues to $2,324,000 in 1997 compared to $2,904,000 in 1996 reflected a lower service content in 1997 revenues that can occur, depending upon the nature of the contracts that the Company enters into in any given period.

     The Company's focus on larger value sales can expose the Company to a concentration of revenues to individual customers and in geographic regions during particular fiscal periods. The $30 million equipment supply contract in 1997 increased this concentration of revenues. In recognition of this, the Company's sales and marketing activities have been increased to broaden coverage in the Company's selected markets. However, the Company will continue to take advantage of individual significant contracts should they arise for both its equipment supply and service business.

        Gross profits increased to 26.4% of revenues in 1997 from 24.4% in 1996. Excluding approximately $2,500,000 of inventory obsolescence reserves included in cost of revenues in 1996, the adjusted gross profit percentage for 1996 would have been approximately 30.9%. The decline in the gross profit in 1997 reflects a relatively lower gross profit percentage earned by the Company on the $30 million equipment supply sale to the customer in Thailand and a higher system integration sales content at a lower gross profit percentage than the core manufacturing business, in 1997 compared to 1996.

     Selling, general and administrative expenses in 1997 were $9,589,000 compared to $9,688,000 in 1996. Measured as a percent of revenues, these expenses decreased to 18.4% in 1997 as compared to 25.3% in 1996. The 1996 expense included approximately $1,700,000 associated with customer concessions and allowances. Excluding this $1,700,000 from the 1996 expense, the adjusted 1996 selling, general and administrative expenses would have been $7,988,000 or 20.9% of revenues, compared to 18.4% for 1997. The decrease in percentage terms in 1997 reflected the relatively fixed nature of certain costs that did not increase in proportion to the increase in revenues. The dollar increase in selling, general and administrative expenses in 1997 compared to 1996 (adjusted for the $1,700,000 previously discussed) reflected increased costs, primarily to support the growth in revenue in both the core manufacturing business and the system integration business.

     Research and development expenses were $6,387,000 in 1997 as compared to $6,895,000 in 1996. Measured as a percent of revenues, these expenses decreased to 12.2% in 1997 as compared to 18.0% in 1996. Adjusting the 1996 expense for $1,000,000 of non-recurring engineering charges associated with a product that the Company does not expect to sell in significant numbers and was fully expensed in 1996, research and development expenses in 1997 would have increased by $492,000, or 8.3% over the comparable 1996 expense. This dollar increase was due to planned expenditures for personnel and outside services in support of the Company's continuing new product development efforts. In percentage terms, the adjusted 1996 expenses represented 15.4% of revenues. The decrease in percentage terms in 1997 was due to the relatively fixed nature of certain costs that did not increase in proportion to the increase in revenues.

     The income tax benefit for 1997 was $306,000 as compared to $1,907,000 in 1996. The decrease in the income tax benefit in 1997 compared to 1996 related to a lower loss in 1997 compared to 1996 and the Company reviewing the level of deferred tax assets existing at December 31, 1997 for realizability due to the Company incurring losses for both 1997 and 1996. Management believes that its is more likely than not that the Company will realize the benefit of its existing timing differences, however, there can be no assurance that the Company will generate any specific level of income in future years.

     The minority interest of $126,000 and $67,000 in 1997 and 1996 respectively, represented the share of the losses of TMSI attributable to the minority shareholders.

     The income from discontinued operations and gain on sale, net of income taxes in 1996 of $88,000 related to the disposal of RF.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues for 1996 were $38,294,000 compared with $31,881,000 for 1995, a 20.1% increase. The increase in revenues in 1996 compared to 1995 related to increased sales to certain key customers and increased sales in the system integration business. Revenues in 1996 included significant sales to customers in Thailand, the Netherlands, India, Brazil and the Philippines.

     Service revenues for 1996 were $2,904,000 compared to $3,611,000 in 1995, a decrease of 19.6%. This decrease in 1996 was primarily the result of the absence of a 1995 management services contract for the provision of services to a Malaysian customer.

     The gross profit for 1996 was $9,328,000 compared to $10,990,000 for 1995, representing gross profit percentages of 24.4% and 34.5% for 1996 and 1995, respectively. The decrease in the gross profit to 24.4% in 1996 was primarily the result of the recognition of inventory obsolescence reserves which reflected the Company's decision to focus on the high volume public telephony business represented by the DAMA product and the higher system integration sales content in 1996 compared to 1995, at a lower gross profit percentage than the core manufacturing business.

     Selling, general and administrative expenses were $9,688,000 in 1996 compared to $6,315,000 in 1995, representing 25.3% and 19.8% of revenues for 1996 and 1995, respectively. The increase of $3,373,000 in 1996 comprised increased selling costs of approximately $1,700,000 attributable to reserves established in 1996 to recognize customer concessions and allowances and increased costs incurred to support the growth in revenues in both the core manufacturing business and the system integration business. Excluding the $1,700,000 reserves established, the selling, general and administrative expenses would have represented 20.9% of revenues in 1996 compared to 19.8% of revenues in 1995.

     Research and development costs for 1996 were $6,895,000 compared to $3,677,000 in 1995, representing 18.0% and 11.6% of revenues for 1996 and 1995, respectively. Approximately $1.0 million of the increase was attributable to the Company recognizing its full obligation for certain non-recurring engineering charges associated with a product that the Company does not expect to sell in significant numbers. The remaining increase related to planned investment in personnel and outside services, both in the Company and its TMSI subsidiary.

     Interest income for 1996 was $982,000 compared to $702,000 for 1995. The increase reflected higher investment income generated from the Company's excess cash. Interest expense for 1996 was $764,000 compared with $379,000 for 1995. The increase reflected a higher level of short term borrowings as a result of draw downs under the Company's credit facilities.

     In 1996, the Company had an income tax benefit of $1,907,000 compared to an income tax provision of $347,000 in 1996. The 1996 benefit reflected losses incurred in 1996 as compared with income for 1995. The benefit in 1996 primarily related to the effects of current year net operating losses on deferred income taxes.

     The minority interest of $67,000 and $82,000 for 1996 and 1995 respectively, represented the share of losses of TMSI attributable to the minority shareholders.

     The income from discontinued operations and gain on sale in 1996, net of income taxes related to RF and represented in 1996, the net income from operations for the period January 1, 1996 to March 31, 1996 and the gain on the sale, while in 1995 it represented the results of operations for the year 1995.

RESULTS OF DISCONTINUED OPERATIONS

     For 1996 and 1995, revenues for RF were $1,216,000 and $5,339,000, net income (loss) was $37,000 and $333,000, respectively, and the gain on sale in 1996 was $51,000.

LIQUIDITY AND CAPITAL RESOURCES

     In 1997, the Company had positive cash flows from continuing operations of $944,000 compared to negative cash flows of $2,378,000 in 1996. This improved cash flow from continuing operations in 1997 compared to 1996, was primarily a result of lower net losses for the year, decreases in accounts receivable, and increases in accounts payable, partially offset by increases in inventories.

     In 1997, the Company used $9,940,000 in investing activities, compared with $2,332,000 provided by investing activities in 1996. The significant changes in 1997 compared to 1996 primarily relate to approximately $7,800,000 of property, plant and equipment that was capitalized in the fourth quarter of 1997 in connection with the Company's long-term service contracts in Mexico and Venezuela and the absence of the proceeds of the disposal of RF, which occurred in 1996.

     In 1997, net cash provided by financing activities was $2,638,000, compared to $4,873,000 in 1996, primarily comprising in 1997, net proceeds received under credit facilities of $1,344,000 and proceeds from the issuance of common stock of $821,000 (mainly arising from the exercise of stock options). In 1996, the net proceeds received under credit facilities was $5,157,000.

     Overall, the Company's cash, cash equivalents and short-term investments totaled $8,622,000 at December 31, 1997 compared to $14,962,000 at December 31, 1996.

     The Company has lines of credit from three separate banks totaling $13,350,000. Availability under these lines of credit at December 31, 1997 was approximately $13,000,000, of which $7,900,000 was drawn down.

     In connection with the award of certain long-term service contracts in Mexico and Venezuela, and due to the capital intensive nature of these contracts, and other contracts that DTPI may be awarded in the future, the Company is reviewing financing alternatives to enable it to pursue these business opportunities in the most beneficial manner. However, there can be no assurance that such financing will be available, nor that such financing will be available on terms acceptable to the Company. However, subsequent to December 31, 1997, the Company and DTPI completed a $10 million equity offering with Pequot Private Equity Fund L.P., the private investment vehicle of Dawson-Samberg Capital Management, Inc. for newly issued shares in both STM and DTPI.

     Management expects to have sufficient cash generated through operations, through availability under existing lines of credit and through other sources to meet its anticipated cash requirements for the next 12 months.

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

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, Reporting Comprehensive Income ("SFAS 130") and Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

YEAR 2000 COMPLIANCE

     Many existing software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results.

     The Company is in the process of identifying and assessing its mission-critical systems related to the Year 2000 and will commit the resources necessary to resolve any potential Year 2000 issues. Although the Company is addressing such issues in what it considers is sufficient time prior to century rollover, there can be no assurance that there will be no interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences.

     The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is expected that the remediation will not have a material impact on the Company's financial condition or operating results.

ITEM 8 - FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND SUPPLEMENTARY
DATA

 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

Consolidated Financial Statements:
Report of Independent Auditors......................................................... 33

Consolidated Balance Sheets as of December 31, 1997 and 1996........................... 34

Consolidated Statements of Operations for the years
        ended December 31, 1997, 1996, and 1995........................................ 35

Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1997, 1996, and 1995.................................. 36

Consolidated Statements of Cash Flows for the years
        ended December 31, 1997, 1996, and 1995........................................ 37

Notes to Consolidated Financial Statements............................................. 39

Financial Statement Schedule:
(For the three years ended December 31, 1997)

Schedule II - Valuation and Qualifying Accounts and Reserves........................... 57


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STM Wireless, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                             KPMG Peat Marwick LLP

Orange County, California
March 26, 1998

                               STM WIRELESS, INC.

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                    (dollars in thousands, except share data)

                              ASSETS                                       1997             1996
                                                                         --------         --------
Current assets:
    Cash and cash equivalents including restricted cash of $1,600
      in 1997 and 1996                                                   $  4,095         $ 10,453
    Short-term investments                                                  4,527            4,509
    Accounts receivable, less allowances  of $1,019 in 1997 and
      $2,006 in 1996                                                       10,937           12,568
    Inventories                                                            11,211            9,216
    Current portion of long-term receivables                                  592              536
    Deferred income taxes                                                   3,132            2,826
                                                                         --------         --------

          Total current assets                                             34,494           40,108

Property, plant and equipment, net                                         17,025            8,496
Long-term receivables                                                       1,462            1,991
Other assets                                                                1,436            1,245
                                                                         --------         --------

                                                                         $ 54,417         $ 51,840
                                                                         ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short term borrowings                                                $  7,900         $  6,400
    Current portion of long-term debt                                         328              233
    Accounts payable                                                       11,597            8,588
    Accrued liabilities                                                     2,139            1,899
    Customer deposits                                                         130              758
    Income taxes payable                                                      425              457
                                                                         --------         --------

          Total current liabilities                                        22,519           18,335

Long-term debt                                                              4,577            4,828

Minority interest in consolidated subsidiary                                  259              385

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized, none issued or outstanding                                   --               --
    Common stock, $0.001 par value; 20,000,000 shares
      authorized; 6,448,164 and 6,294,250 shares
      issued and outstanding at December 31, 1997
      and 1996, respectively                                                    6                6
    Additional paid in capital                                             34,039           33,218
    Accumulated deficit                                                    (6,983)          (4,932)
                                                                         --------         --------

          Total stockholders' equity                                       27,062           28,292
                                                                         --------         --------

                                                                         $ 54,417         $ 51,840
                                                                         ========         ========



          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                Consolidated Statements of Operations Years ended
             December 31, 1997, 1996 and 1995 (dollars in thousands,
                             except per share data)

                                                                  1997             1996             1995
                                                                --------         --------         --------
Revenues:
    Products                                                    $ 49,824         $ 35,390         $ 28,270
    Services                                                       2,324            2,904            3,611
                                                                --------         --------         --------
        Total revenues                                            52,148           38,294           31,881

Cost of revenues:
    Products                                                      37,084           27,573           19,312
    Services                                                       1,315            1,393            1,579
                                                                --------         --------         --------
        Total cost of revenues                                    38,399           28,966           20,891

        Gross profit                                              13,749            9,328           10,990

Selling, general and administrative expenses                       9,589            9,688            6,315
Research and development costs                                     6,387            6,895            3,677
                                                                --------         --------         --------

        Total operating costs                                     15,976           16,583            9,992
                                                                --------         --------         --------

        Operating (loss) income                                   (2,227)          (7,255)             998

Interest income                                                      684              982              702
Interest expense                                                    (982)            (764)            (379)
Other income (expense)                                                42              (93)              11
                                                                --------         --------         --------

        (Loss) income from continuing operations
           before income taxes and minority interest              (2,483)          (7,130)           1,332

Income tax benefit (expense)                                         306            1,907             (347)
                                                                --------         --------         --------

        (Loss) income from continuing operations
           before minority interest                               (2,177)          (5,223)             985

Minority interest in net loss of consolidated subsidiary             126               67               82
                                                                --------         --------         --------

        (Loss) income from continuing operations                  (2,051)          (5,156)           1,067

Income from discontinued operations and gain on sale in
        1996, net of income taxes                                     --               88              333
                                                                --------         --------         --------

        Net (loss) income                                       $ (2,051)        $ (5,068)        $  1,400
                                                                ========         ========         ========

(Loss) income per share of common stock restated:
   Basic:
      Continuing operations                                     $  (0.32)        $  (0.81)        $   0.18
      Discontinued operations                                         --             0.01             0.05
                                                                --------         --------         --------

         Net (loss) income                                      $  (0.32)        $  (0.80)        $   0.23
                                                                ========         ========         ========
   Diluted:
      Continuing operations                                     $  (0.32)        $  (0.81)        $   0.17
      Discontinued operations                                         --             0.01             0.05
                                                                --------         --------         --------
         Net (loss) income                                      $  (0.32)        $  (0.80)        $   0.22
                                                                ========         ========         ========

Common shares used in computing per share amounts -
     restated:
   Basic                                                           6,384            6,318            6,009

   Diluted                                                         6,384            6,318            6,335



          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1995, 1996 and 1997
                    (dollars in thousands except share data)

                                                                                     Retained
                                  Number of                        Additional        Earnings           Total
                                   Shares       Common Stock        Paid-in        (Accumulated      Stockholders'
                                Common Stock    at par Value        Capital           Deficit)          Equity
                                ----------------------------------------------------------------------------------
Balance at
  December 31, 1994              5,697,950        $      --        $  31,488         $  (1,264)        $  30,224
Issuance of common stock
for acquisition of
Telecom International              364,990               --              820                --               820
Exercise of stock options
and warrants                       108,269               --              277                --               277
Issuance of common stock
for acquisition of TMSI             10,000               --              188                --               188
Income tax benefit on
stock options                           --               --              115                --               115
Increase in par value to
$0.001 per share                        --                6               (6)               --                --
Net income                              --               --               --             1,400             1,400
                                 ---------        ---------        ---------         ---------         ---------

Balance at
   December 31, 1995             6,181,209                6           32,882               136            33,024
Issuance of common stock
for acquisition of
Telecom International               80,100               --              240                --               240
Exercise of stock options           32,941               --               96                --                96
Net loss                                --               --               --            (5,068)           (5,068)
                                 ---------        ---------        ---------         ---------         ---------
Balance at
  December 31, 1996              6,294,250                6           33,218            (4,932)           28,292
Issuance of common stock
for acquisition of
Telecom International               34,900               --              162                --               162
Exercise of stock options          119,014               --              659                --               659
Net loss                                --               --               --            (2,051)           (2,051)
                                 ---------        ---------        ---------         ---------         ---------
Balance at
  December 31, 1997              6,448,164        $       6        $  34,039         $  (6,983)        $  27,062
                                 =========        =========        =========         =========         =========



          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995
                             (dollars in thousands)

                                                       1997             1996             1995
                                                     --------         --------         --------
Cash flows from operating activities:
      Net income (loss)                              $ (2,051)        $ (5,068)        $  1,400
Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     continuing operations                                 --
      Discontinued Operations                              --              (37)            (333)
      Gain on sale of discontinued
      operations                                           --              (51)              --
      Provision for allowances on
      accounts receivable                                  91            1,931               --
      Provision for inventory obsolescence               (456)           2,728              190
      Reversal of sale                                     --            2,132               --
      Depreciation and amortization                     1,548            1,181            1,144
      Changes in assets and liabilities:
        (Increase) decrease in accounts
         receivable                                     1,540           (2,753)          (2,534)
        Increase in inventories                        (1,539)          (5,689)          (1,244)
        Increase in deferred income taxes                (306)          (1,250)          (1,073)
        (Increase) decrease in other
         assets                                          (346)              38             (848)
        Increase in accounts payable                    3,009            4,590            2,194
        Increase (decrease) in customer
         deposits                                        (628)             698               60
        Increase (decrease) in accrued
         liabilities                                      240             (116)             537
        Increase (decrease) in minority
         interest                                        (126)             (67)             452
        Increase (decrease) in income tax
         payable                                          (32)            (645)           1,003
                                                     --------         --------         --------
               Net cash provided by (used in)
                  continuing operations                   944           (2,378)             948

               Net cash provided by (used in)              --              923           (1,361)
                                                     --------         --------         --------
                  discontinued operations

               Net cash provided by (used in)
                  operating activities                    944           (1,455)            (413)
                                                     --------         --------         --------
Cash flows from investing activities:
      Purchases of short-term investments              (5,622)          (5,759)         (14,338)
      Sales and maturities of short-term
      investment                                        5,604            6,200           17,863
      Purchases of property, plant, &
      equipment                                        (9,922)          (1,035)          (2,237)
      Proceeds from sale of discontinued
      operations                                           --            2,926               --
                                                     --------         --------         --------
               Net cash provided by (used in)
                  investing activities               $ (9,940)           2,332            1,288
                                                     --------         --------         --------



                                                                     (CONTINUED)

           See accompanying notes to consolidated financial statements

                               STM WIRELESS, INC.

             Consolidated Statement of Cash Flows (CONTINUED) Years
                     ended December 31, 1997, 1996 and 1995
                             (dollars in thousands)

                                                           1997             1996             1995
                                                         --------         --------         --------
Cash flows from financing activities:
      Increase in long-term receivables                  $     --         $   (883)        $ (4,083)
      Payments received from long-term
        receivables                                           473              283               25
      Proceeds from issuance of common
     stock, net                                               821              316            1,097
      Proceeds from issuance of debt                        1,841            8,611            2,749
      Repayments of debt                                     (497)          (3,454)            (985)
                                                         --------         --------         --------
        Net cash provided by (used in)
               financing activities                         2,638            4,873           (1,197)
                                                         --------         --------         --------


Net increase (decrease) in cash and cash
equivalents                                                (6,358)           5,750             (322)
Cash and cash equivalents at beginning of year             10,453            4,703            5,025
                                                         --------         --------         --------

Cash and cash equivalents at end of year                 $  4,095           10,453            4,703
                                                         ========         ========         ========

Supplemental disclosure of cash flow information:
      Interest paid                                      $    982         $    722         $    379
                                                         ========         ========         ========

      Income taxes paid                                  $    230         $     79         $    118
                                                         ========         ========         ========



                See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1997, 1996 and 1995

(1)     Description of the Company

        STM Wireless, Inc. (the "Company" or "STM") is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company currently focuses its sales efforts on the international marketplace, particularly developing countries. The Company's subsidiary, Direc-To-Phone International, Inc. ("DTPI"), will provide fixed telephony services in international markets.

(2)     Summary of Significant Accounting Policies

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries including DTPI, the Company's fixed telephony service subsidiary and Telecom International, Inc. ("TI"), the Company's system integration subsidiary (see note 3). The minority interest relates to Telecom Multimedia Systems, Inc., ("TMSI"), the Company's internet telephony and voice over IP solutions subsidiary (see note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Revenues from contract services are earned under cost reimbursement and fixed price type contracts. Revenues from contracts are recognized under the percentage-of-completion method, whereby contract costs are expensed as incurred and revenues are recorded based on the ratio of costs incurred to total estimated costs at completion. There were no costs and estimated earnings in excess of billings on contracts under the percentage of completion method at December 31, 1997, and 1996 respectively. If the estimate of total contract costs results in a loss, a provision is made currently for the total anticipated loss.

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

        Short-term Investments

        The Company's short-term investments consisting of certificates of deposits, various U.S. government securities, and others have been classified as "available for sale" and have original maturities between 90 and 360 days. As of December 31, 1997 and 1996 the fair market value of these securities approximates cost.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                     December 31,
                                               1997               1996
                                              -------           -------
                                                (dollars in thousands)
         Raw materials                        $ 5,727           $ 5,512
         Work in process                          980             1,662
         Finished goods                         4,504             2,042
                                              -------           -------
                                              $11,211           $ 9,216
                                              =======           =======

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

        In December 1996, the Company increased its inventory reserves by approximately $2,500,000 to recognize the increased risk of obsolescence associated with previous generations of the Company's products and to reflect the Company's present focus on the high volume public telephony business. These reserves are substantially intact at December 31, 1997.

        Property, Plant and Equipment

        Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 30 years. Satellite equipment, other equipment and furniture and fixtures are depreciated over 3-5 years. Assets used for long-term service contracts will be depreciated commencing when the asset is placed in service, over the shorter of their estimated useful lives or the lives of the contracts to which they relate. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

        Long-Term Receivables

        Long-term receivables are recorded at cost, less the related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. As of December 31, 1997 and 1996, the Company has not considered an allowance for impaired notes receivable to be necessary.

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

        As of December 31, 1997 and 1996, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income taxes payable approximate fair value due to the short term nature of such instruments. The carrying value of short-term investments approximate fair value based on quoted market prices for those or similar investments. The fair value of all debt and long-term receivables approximate fair value as the related interest rates approximate rates currently available to/from the Company.

        Research and Development

        All research and development costs are charged to expense as incurred and primarily consist of salaries and applicable overhead expenses of employees directly involved in the design and implementation of the satellite network hardware and software and certain third party outside service costs.

        Income Taxes

        Income taxes are accounted for under the asset and liability method. This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss ("NOL") carryforwards. The Company records a valuation allowance for certain temporary differences for which it is not more likely than not that it will realize future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

        Stock Options Plans

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

        Impairment of Long-lived assets and Long-lived assets to be disposed of

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

        Income (Loss) per Share of Common Stock

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All income and loss per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements (see note
        14).

        New Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 131") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or income (loss) per share data as currently reported.

        Reclassifications

        Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

 (3)    Acquisitions

        Telecom International, Inc.

        On December 12, 1997, the Company issued 480,000 shares of its common stock in exchange for all of the outstanding common stock of TI. TI is a system integrator and installer of large satellite terminals used in rural telephony and enterprise networks. The merger has been accounted for as a pooling of interests and accordingly, all prior period financial statements have been restated as if the merger took place at the beginning of such periods.

        TI was a Subchapter S corporation for income tax purposes from its inception on June 12, 1995, to December 31, 1995, and therefore did not pay U.S. federal income taxes. Effective January 1, 1996, TI elected C corporation status for federal income tax reporting purposes. TI will be included in the Company's U.S. consolidated tax return effective December 12, 1997 (the date of acquisition).

        Results of operations for the periods prior to the merger with TI are as follows:

                                             Nine Months
                                                Ended
                                             September 30,   Year Ended      Period Ended
                                                 1997        December 31,    December 31,
          (dollars in thousands)              (Unaudited)       1996            1995*
          --------------------------------------------------------------------------------
          Net revenues
                  STM                           $39,354         34,809          31,744
                  TI                              5,679          3,485             137
                                                -------        -------         -------
                  Combined                      $45,033         38,294          31,881
                                                =======        =======         =======

          Net income (loss)
                  STM                           $ 1,999         (4,816)          1,722
                  TI                                 77           (252)           (322)
                                                -------        -------         -------
                  Combined                      $ 2,076         (5,068)          1,400
                                                =======        =======         =======

          Other changes in stockholders'
          equity
                  STM                           $   438             96             580
                  TI                                129            240             820
                                                -------        -------         -------
                  Combined                      $   567            336           1,400
                                                =======        =======         =======

        *  TI commenced operations on June 12, 1995.

        Telecom Multimedia Systems, Inc.

        In August 1995, the Company purchased 72.5% of the outstanding common stock and newly issued preferred stock of Telecom Multimedia Systems, Inc. ("TMSI") for $1,000,000 cash and 10,000 shares of the Company's common stock valued at $18.75 per share. TMSI develops and markets advanced Internet telephony products, leveraging its expertise in digital signal processing solutions to provide low delay, high quality, voice over IP solutions. The acquisition of TMSI was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The accompanying consolidated statements of income reflect the operations of TMSI since the effective date of the acquisition.

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

        During the three-months ended March 31, 1996 and the year ended December 1995, RF had revenues of $1,216,000, and $5,339,000 respectively and net income of $37,000, and $333,000, respectively. Additionally, the Company recorded a gain on the sale of RF of $51,000 which is included in income from discontinued operations and gain on sale in 1996, net of income taxes in the accompanying consolidated statement of operations for 1996.

(5)     Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

                                                                        December 31,
                                                                    1997            1996
                                                                   -------        -------
                                                                    (dollars in thousands)
          Land                                                     $ 2,530          2,530
          Building and building improvements                         3,753          3,636
          Assets for long-term service contracts                     7,776             --
          Satellite equipment                                          592            580
          Equipment                                                  7,455          5,453
          Furniture and fixtures and Leasehold improvements            253            218
                                                                   -------        -------

                                                                    22,359         12,417

          Less accumulated depreciation and amortization             5,334          3,921
                                                                   -------        -------

                                                                   $17,025          8,496
                                                                   =======        =======

        Assets for long-term service contracts are primarily equipment related to DTPI's long-term fixed telephony service contracts in Mexico and Venezuela which are primarily expected to be placed in service during 1998. For consolidation purposes, this equipment is valued at cost, however, there is a Product Supply Agreement in place that requires DTPI to purchase equipment at specified market prices from STM.

 (6)    Long-term receivables

        The Company's long-term receivables relate primarily to a lease of certain satellite equipment to a customer in Brazil under a sales-type lease arrangement. Total minimum lease payments receivable on this sales-type lease are as follows:

                         Year ended December 31,
                         -----------------------
                         (dollars in thousands)

                                1998                    $  759
                                1999                       759
                                2000                       828
                                2001                        18
                                                        ------
                                                         2,364

          Less: Unearned Interest                          310
                                                        ------
                                                         2,054
          Less: Current Portion                            592
                                                        ------
                                                        $1,462
                                                        ======

 (7)    Accrued Liabilities

        Accrued liabilities consist of the following:

                                                                   December 31,
                                                                1997          1996
                                                              ----------------------
                                                              (dollars in thousands)
          Accrued salaries, bonuses and payroll related        $  935        $  782
          expenses
          Accrued warranty                                         80            80
          Accrued legal & audit fees                              295           309
          Accrued agents commissions                              350           234
          Other                                                   479           494
                                                               ------        ------
                                                               $2,139        $1,899
                                                               ======        ======

(8)     Short Term Borrowings  and Long Term Debt

        Short Term Borrowings

        The Company has a secured $10,000,000 revolving line of credit with Wells Fargo HSBC Trade Bank N.A. (Trade Bank). Borrowings under this facility bear interest at Prime plus 0.25%. The prime rate at December 31, 1997 was 8.50%. Funds are available under this line of credit based upon the level of foreign orders, inventory balances available to fulfill foreign orders and certain eligible foreign accounts receivable balances. In addition, this facility can be used to issue standby letters of credit for bid and performance guarantees subject to a 25% collateral requirement and availability under the line of credit. The agreement contains various restrictions and covenants including maintaining a minimum net worth, a minimum current ratio, and the requirement to be profitable on an annual and quarterly basis. The Company was in compliance with or had secured waivers from Trade Bank to permit the Company to be in compliance with such restrictions and covenants at

        December 31, 1997. At December 31, 1997, and 1996, the amounts available under this facility were $10,000,000 and $4,800,000, respectively of which $5,850,000 and $4,800,000 were drawn down at December 31, 1997 and 1996, respectively.

        In January 1997, the Company arranged a secured additional line of credit with a bank for $1,750,000. The facility bears interest at prime, plus 1% and is guaranteed by the Company. Funds are available under this line of credit based on certain eligible accounts receivables and inventory balances. At December 31, 1997, the amount available under this facility was approximately $1,466,000 of which $450,000 was drawn down.

        The Company continues to have two revolving credit facilities with one bank totaling $1,600,000. The facilities are secured by the Company's certificates of deposit in the same amount with the bank. Borrowings are due on demand and accrue interest at .75% over the certificates of deposit rate. At both December 31, 1997 and 1996, the outstanding balances under these credit facilities was $1,600,000.

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

        Long-term debt consists of the following:

                                                     December 31,
                                                1997             1996
                                               -----------------------
                                                (dollars in thousands)
          Mortgage payable on building         $ 4,165           4,213

          Capitalized lease obligations            740             621

          Notes payable                             --             227
                                               -------         -------

          Total                                  4,905           5,061

          Less current portion                    (328)           (233)
                                               -------         -------

          Long-term debt                       $ 4,577           4,828
                                               =======         =======

        The increase in the obligations for capital leases in 1997 relates to new leases entered into in 1997 for the purchase of computer and test equipment. The capitalized leases are at rates which vary from 8.5% to 10.7% per annum.

        The notes payable at December 31, 1996, related to amounts payable to stockholders of TI. These notes bore interest at 12% and were due on October 31, 1998, and December 1, 1998. In 1997, prior to the acquisition of TI by STM, $90,000 of notes payable was converted into

        30,000 shares of common stock of TI and the remaining principal balance plus accrued interest were repaid in full.

        Future maturities on long-term debt are as follows:

                        Year ended December 31,
                        -----------------------
                        (dollars in thousands)
                                  1998                          $  328
                                  1999                             322
                                  2000                             220
                                  2001                             115
                                  2002                              73
                            Thereafter                           3,847
                                                                ------
                                                                $4,905
                                                                ======

(9)     Stockholders' Equity

        Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of common stock.

        Common Stock

        In December 1997, the Company issued 480,000 shares of common stock in exchange for all the outstanding common stock of TI (see note 2).

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

        As explained in Note 2, the Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Company's plans in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's basic and diluted net income (loss) and net income
        (loss) per share would have been adjusted to the following pro forma amounts:

                                                     1997              1996              1995
                                                  ---------         ---------         ---------
          Net income (loss):
            As reported                           $  (2,051)        $  (5,068)        $   1,400
            Pro forma                             $  (3,288)        $  (5,818)        $   1,005
          Basic income (loss) per share:
            As reported                           $   (0.32)        $   (0.80)        $    0.23
            Pro forma                             $   (0.52)        $   (0.92)        $    0.17
          Diluted income (loss) per share:
            As reported                           $   (0.32)        $   (0.80)        $    0.22
            Pro forma                             $   (0.52)        $   (0.92)        $    0.16

       Compensation cost of $1,237,000, $750,000, and $395,000 for 1997, 1996 and 1995 respectively, was determined using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997, 1996, and 1995 -- risk free interest rate of 6.33%, 6.21%, and 6.31%, respectively, an expected life of five years and an expected volatility rate of 68.3%, 55.8% and 55.8%, respectively.

       Pro forma net income (loss) and pro forma income (loss) per share reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the net income (loss) presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

        A summary of stock option transactions under all plans follows:

                                            Number       Weighted-Average
                                              of          Exercise Price
                                            Shares          Per Share
                                           -------------------------------
          Options outstanding at
                December 31, 1994:          482,883           5.28
                   Granted                  305,175          13.47
                   Exercised               (100,769)          2.00
                   Canceled                 (55,583)          9.99
                                           --------
          Options outstanding at
                December 31, 1995:          631,706           9.34
                   Granted                  272,000          11.69

                   Exercised                           (32,941)          2.93
                   Canceled                           (151,350)         13.25
                                                      --------
          Options outstanding at
                December 31, 1996:                     719,415         $ 9.71
                   Granted                             207,000           8.40
                   Exercised                          (119,014)          5.54
                   Canceled                           (112,858)          9.57
                   Cancelled for regrant (1)          (332,850)         12.68
                   Regranted (1)                       332,850           7.13
                                                      --------
          Options outstanding at
                December 31, 1997:                     694,543           7.40
                                                      ========

        The following table summarizes information regarding the stock options outstanding at December 31, 1997:

                                               Weighted    Weighted                  Weighted
                                                Average     Average                  Average
                               Number          Remaining   Exercise     Number       Exercise
            Range of         Outstanding      Contractual    Price    Exercisable     Price
         Exercise Prices     at 12/31/97         Life      per Share  at 12/31/97    per Share
         -------------------------------------------------------------------------------------
          $ 3.88 - 6.75         67,375           6.27        5.14       47,750        $  4.54
            7.13 - 7.88        529,268           8.56        7.16      192,873           7.19
            8.50 -14.00         97,900           9.31       10.28        6,725           9.49
                               -------                                 -------
          $ 3.88 -14.00        694,543           8.45        7.40      247,348        $  6.74
                               =======                                 =======


        Common stock received through the exercise of non-qualified stock options or incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to common stock rather than as a reduction of income tax expense. Such optionee sales resulted in a tax benefit to the Company of approximately $115,000 during 1995.

        At December 31, 1997, the range of exercise prices and weighted - average remaining contractual life of outstanding options under the Company's stock option plans were $ 3.88 to $14.00 and 8.45 years, respectively.

    (1) The Company implemented an option cancellation/regrant program for directors, executive officers, and all other employees holding stock options with an exercise price per share in excess of the market value of STM Wireless, Inc. common stock at the time the cancellation/regrant occurred. Optionees who accepted the repricing agreed that the regranted options would vest ratably over a period one year longer than the vesting period of the options cancelled. The program was effected on March 20, 1997 and 332,850 options in excess of $7.125 per share were cancelled and 332,850 new options were granted at an exercise price of $7.125, the fair value on the date of grant.

        Stock Purchase Warrants

        In connection with the Company's initial public offering of common stock (the "IPO") in 1992, the Underwriter acquired warrants from the Company to purchase up to 162,500 shares of Common Stock at an exercise price of $15.00 per share. The warrants were exercisable for a period of four years beginning one year after the date of the IPO and expired in 1997.

        In May 1993, in connection with a settlement agreement, a warrant to purchase 7,500 shares of Common Stock at an exercise price of $10.00 per share was granted. The warrant was fully exercised during 1995.

(10)    Commitments and Contingencies

        Purchase Commitments

        In connection with the sale of RF (see note 4), the Company entered into purchase commitments with REMEC to purchase components that are incorporated into certain of the Company's products.

        Under the Manufacturing and Product Supply Agreement dated April 30, 1996 the Company entered into a two year agreement to purchase a minimum of $9,375,000 of product for which there is no remaining obligation at December 31, 1997.

        Under the Development, Manufacturing and Product Supply Agreement, dated April 30,1996 as amended November 1, 1996, the Company entered into a three year agreement to undertake the joint development of two products. The agreement requires the Company to reimburse REMEC for non-recurring engineering expenses for the development of the products up to $1,250,000 and to purchase products up to approximately $18,000,000. STM will have title to and ownership of the design of the products and will have exclusive rights to the sale of the products. The three year period commences with the production of the first unit, which is expected to be in 1998. Should the Company fail to purchase the minimum requirement of the products or elects to terminate the agreement, the Company will be required to pay REMEC up to $2,475,000. To date, the Company has expensed $1,250,000 for non-recurring engineering expenses of which $250,000 and $1,000,000 was recognized in 1997 and 1996, respectively.

        While management believes that none of these purchase commitments are in excess of requirements and all purchases will be used to fulfill customer orders and orders in connection with the Company's long-term contracts in Mexico and Venezuela, in the normal course of business, there can be no assurance that the Company will generate a future level of revenues sufficient to satisfy its purchase commitments.

        Litigation

        The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operation.

        Contingency

        A wholly-owned subsidiary of the Company, the net assets of which are insignificant, is contingently liable under a $1,592,000 standby letter of credit as security for a non-recourse bank loan made to the Company in a back-to-back lending arrangement. The total facility available to the Company is $3,600,000. Under the arrangement, a customer pledged cash balances and cash flows sufficient to repay bank indebtedness used by that customer to fund purchases from the subsidiary. The customer's bank indebtedness was arranged under terms duplicate to, and is being used to service, the non-recourse bank loan. The Company has determined that the customer's cash security is sufficient to repay the bank's loan and that it is remote that the standby letter of credit will be negotiated to repay any indebtedness owed by the customer. Accordingly, the back-to-back loans have been offset by the Company.

        In addition, the Company is contingently liable for standby letters of credit for a $120,000 bid bond issued in connection with a customer tender document.

(11)    Income Taxes

        The components of income tax benefit (expense) consists of the following:

                                       Year ended December 31,
                                 1997          1996            1995
                               --------------------------------------
                                        (dollars in thousands)
          Current:
          Federal              $    --        $   549            (102)
          State                     --            147             (45)
          Foreign                   --            (39)         (1,273)
                               -------        -------         -------
          Total Current             --            657          (1,420)
                               -------        -------         -------

          Deferred:
          Federal                  224          1,127             947
          State                     82            123             126
                               -------        -------         -------
                                   306          1,250           1,073
                               -------        -------         -------

          Total                $   306        $ 1,907            (347)
                               =======        =======         =======

        The actual income tax benefit (expense) differs from the statutory Federal income tax rate as follows:

                                                                     Year ended December 31,
                                                             1997            1996            1995
                                                            ------          ------          ------

          Statutory Federal income tax rate                   34.0%           34.0%          (34.0)%
          State taxes, net of Federal tax benefit             (3.3)            3.5             2.6
          Effect of foreign operations                       (19.4)            7.7              --
          (Increase) decrease in valuation allowance          (1.0)          (16.9)            6.8
          Other, net                                           2.0            (1.6)           (1.4)
                                                            ------          ------          ------

          Effective tax rate                                  12.3%           26.7%          (26.0)%
                                                            ======          ======          ======

          Cumulative temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                             1997            1996
                                                           -----------------------
                                                            (dollars in thousands)
          Deferred tax assets:
          Inventories                                      $ 1,088         $ 1,386
          Accounts receivable                                  408             642
          Accrued expenses                                     497             645
          R&D costs capitalized for tax purposes               208             277
          Tax credit carryforwards                           1,051           1,856
          Net operating loss carryforwards                   2,241           1,088
          Other                                                 99              46
          Valuation allowance                               (2,398)         (2,376)
                                                           -------         -------

          Total deferred tax assets                          3,194           3,564

          Deferred tax liabilities:
          Fixed assets                                         (62)             --
          Minority interest                                     --             (60)
          Unremitted earnings of foreign subsidiary             --            (678)
                                                           -------         -------

          Net deferred tax assets                          $ 3,132         $ 2,826
                                                           =======         =======

        The valuation allowance established against deferred tax assets was increased by $22,000 in 1997. In order to fully realize the net deferred tax asset of $3,132,000 at December 31, 1997, the Company must generate net taxable income during the carryforward period of approximately $7,830,000. Additionally, in order to utilize the foreign tax credit carryforward the Company must have sufficient foreign source income. Management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets as of December 31, 1997 and that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

        At December 31, 1997, the Company had available research and development credit carryforwards of approximately $450,000 which expire in 2001 to 2010, as well as $95,000 of alternative minimum tax credits which carryforward indefinitely.

        The Company has not provided for U.S. Federal income and foreign withholding taxes on its foreign subsidiaries' undistributed earnings as of December 31, 1997, because such earnings are intended to be reinvested indefinitely. If these earnings are distributed in the future, foreign tax credits would become available under U.S. law to reduce the effect on the Company's overall tax liability.

(12) Sales to Principal Customers, Geographic Regions and Concentration of Credit Risk

        Sales by geographic area are as follows:

                                              Year ended December 31,
                                         1997           1996          1995
                                       -------        -------        -------
                                               (dollars in thousands)

          Asia                         $35,630        $20,166         12,773
          Latin & South America          7,269          5,212          8,972
          Europe                         3,911          6,778          8,273
          Africa                         2,976          2,436             23
          North America                  2,362          3,702          1,840
                                       -------        -------        -------

           Total sales                 $52,148        $38,294         31,881
                                       =======        =======        =======

        The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis to both developed and developing countries. This can give rise to a concentration of revenues and credit risks to individual customers and in geographic regions.

        No revenues were recognized in 1997, for certain long-term service contracts in Mexico and Venezuela that were awarded to DTPI in 1997.

        In 1997, the Company generated revenues from approximately 45 customers in 25 countries (including the United States) compared to approximately 58 customers in 26 countries in 1996.

        While in an individual year a customer can represent a significant proportion of the revenues for that year, the Company does not generate a significant level of on-going repeat revenues for any individual customer. The Company's revenues, in general, in any given year represent new projects, to new or existing customers in new or existing geographic regions.

        However, the Company has generated approximately 68%, 53% and 40% of its revenue in Asia in 1997, 1996 and 1995, respectively. In addition, the Company has generated approximately 59%, 33% and 6% of revenues from one Asian customer in 1997, 1996 and 1995, respectively. The recent deterioration of the Asian economies may impact the level of revenues that the Company may earn in future years.

        To date, the Company has been successful in generating sales to new customers, however, there can be no assurance that the Company will generate any revenues or any specific level of continuing revenues in future years.

        Asia

        Within the Asian region there were sales to one customer in Thailand for approximately $30,600,000, 12,500,000 and approximately $2,050,000 in
        1997, 1996 and 1995, respectively. At December 31, 1996 and 1995, the accounts receivable balances for this customer were approximately $1,476,000 and $211,000, respectively. There was no balance receivable from this customer at December 31, 1997. In addition, sales in India in 1996 and 1995 were approximately $4,350,000 and $5,100,000 respectively. The sales in 1996 were to six customers while in 1995 there were sales to two customers of which approximately $4,650,000 was to one customer.

        For 1995, there were sales to a single Malaysian customer having as a director and major shareholder the Chairman of the Board of Directors and major shareholder of Berjaya. Berjaya owns 1,221,294 shares (17.1%) of the Company's common stock. Revenues in 1995 for this customer include product hardware and software of $4,698,000 and engineering, project management and contract negotiation fees (services) of $1,175,000. There were no sales to this customer in 1996 and 1997.

        Latin and South America

        Sales in Latin and South America in 1997 were to 17 customers. There was only one significant sale to a customer in Venezuela for approximately $3,300,000 in 1997. At December 31, 1997, the accounts receivable balance for this customer was approximately $2,200,000. The Company and this customer entered into a joint venture agreement in December 1997, to provide long-term fixed telephony services in Venezuela. Sales in Brazil in 1997, 1996 and 1995 were approximately $1,313,000, $2,737,000 and $4,084,000, respectively. Sales in 1996 are net of a 1995 sale of $2,132,000 that was reversed in 1996 as a result of the Company's decision to rescind the sale and refund the original deposit made by the customer, due to changed economic and regulatory conditions in Brazil.

        Europe

        Sales in Europe in 1997 were to 5 customers. The only significant sale in 1997 was to a customer in Poland for approximately $2,500,000. The accounts receivable balance for this customer was approximately $1,100,000 at December 31, 1997. There were no sales to this customer in 1996 or 1995. In Holland, sales to one customer were approximately $600,000, $3,800,000 and $1,680,000 in 1997, 1996 and 1995,
        respectively. In Spain, sales to one customer were approximately $560,000, $660,000 and $6,450,000 in 1997, 1996 and 1995, respectively.

        Sales in Italy amounting to approximately $2,335,000 in 1996 were primarily to a distributor whose Former Chief Executive Officer was a member of the Company's Board of Directors from November 1991 until April 1993.

        North America

        Sales in North America have been reclassified in 1996 and 1995 for the sale of RF in 1996 which has been treated as a discontinuation of a segment of the business. Sales by RF in 1996 and 1995 were $1,216,000 and $5,339,000, respectively and all sales were to customers in North America.

        Sales are, in general, to customers with substantial financial resources or to public utilities that are government owned in the country to which the product is shipped.

        The Company sells substantially all of its products and services internationally both on a letter of credit or similar guaranteed basis, whereby customers post secured letters of credit to assure collection of receivables, and on an open account basis. At December 31, 1997 and 1996, the Company had five customers, which accounted for approximately $5,835,000 and $6,111,000, respectively of total accounts receivable, of which 68% and 63%, respectively were on a letter of credit basis.

        In 1996, the Company established approximately $1,700,000 in accounts receivable allowances, primarily for customer concessions and allowances that were estimated to be required. Approximately $1,100,000 of accounts receivable were written-off against these allowances in 1997.

(13)    Employee Benefits

        Effective September 1991, the Company adopted a defined contribution 401(k) savings and investment plan. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During 1997, 1996 and 1995, the Company made no contributions to the Plan.

        In 1996, TI established a separate, defined contribution 401(k) savings and investment plan for all its eligible employees. Under the plan, the Company contributes a specified percentage of each eligible employee's contribution. The Company's contributions totaled approximately $7,000 and $4,000 in 1997 and 1996, respectively.

 (14)   Income (loss) per common share

        As discussed in Note 2, the Company adopted SFAS No. 128 effective December 31, 1997. The following table illustrates the computation of basic and diluted loss per share under the provisions of SFAS No. 128.

                                                                      1997              1996           1995
                                                                   ---------         ---------         ------
          Numerator:
          Numerator for basic and diluted income
               (loss) per share - net (loss) income                $  (2,051)        $  (5,068)        $1,400
                                                                   =========         =========         ======

          Denominator:
          Denominator for basic income (loss) per
               share - weighted average number of
               common shares  outstanding during the period            6,384             6,318          6,009

          Incremental common shares attributable to
               exercise of outstanding options and warrants               --                --            326
                                                                   ---------         ---------         ------

          Denominator for diluted income (loss) per share              6,384             6,318          6,335
                                                                   =========         =========         ======

          Basic (loss) income per share                            $   (0.32)        $   (0.80)        $ 0.23
                                                                   =========         =========         ======
          Diluted (loss) income per share                          $   (0.32)        $   (0.80)        $ 0.22
                                                                   =========         =========         ======

        The computation of diluted loss per share for 1997 and 1996 excluded the effect of incremental common shares attributable to the exercise of outstanding common stock options because their effect would be anti-dilutive (see note 9).

(15)    Related Party Transaction

        In the normal course of business, the Company contracts with Gulf Communications International, Inc. ("GCI") to provide installation services for its products. GCI is 50% owned by an officer of the Company. Total purchases by the Company from GCI were approximately $720,000 and $469,000 in 1997 and 1996, respectively.

(16)    Subsequent Event (unaudited)

        In March 1998, the Company completed a $10 million equity offering of shares of STM and DTPI. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings that may occur.

                                   SCHEDULE II

                               STM WIRELESS, INC.

                 Valuation and Qualifying Accounts and Reserves
              For the years ended December 31, 1997, 1996 and 1995

                   Reserve for Accounts Receivable Allowances
                             (dollars in thousands)

                                                Charged
                                 Balance at  (credited) to
                                 Beginning     Costs and                   Balance at
   Year ended                    of Period      Expenses   Deductions(a)  End of Period
---------------------------------------------------------------------------------------
          December 31, 1997        $2,006            91        1,078       $1,019
                                   ======        ======       ======       ======

          December 31, 1996        $   75         1,931           --       $2,006
                                   ======        ======       ======       ======


          December 31, 1995        $   75            --           --       $   75
                                   ======        ======       ======       ======

                               Inventory Reserves
                             (dollars in thousands)

                                                           Charged
                                           Balance at    (credited) to
                                           Beginning       Costs and                   Balance at
   Year ended                              of Period       Expenses   Deductions (b)  End of Period
---------------------------------------------------------------------------------------------------
          December 31, 1997                  $3,466          (456)            --        $3,010
                                             ======        ======         ======        ======

          December 31, 1996                  $  738         2,728             --        $3,466
                                             ======        ======         ======        ======

          December 31, 1995                  $  752           190            204        $  738
                                             ======        ======         ======        ======

(a) write-off of uncollectible accounts
(b) write-off of excess and obsolete inventories

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information relating to the Company's directors and executive officers:

     Emil Youssefzadeh, 45, is the founder of the Company. He has been director of the Company and has served as its President since he founded the Company in January 1982, and has served as Chief Executive Officer from January 1982 to June 1988 and since January 1991. From January 1979 until founding the Company, Mr. Youssefzadeh was a satellite research engineer with Hughes Aircraft Company where his projects included design of satellite communications systems and satellite earth stations. He also was a member of the team responsible for communications system engineering for the Intelsat-VI spacecraft.

     Dennis W. Elliott, 56, has been a director of the Company since January 1985 and since October 1993 has been Chairman of the Board of Directors. Mr. Elliott has served as President of Elliott Communications, a consulting firm specializing in telecommunication strategy and high technology ventures, since he founded it in February 1990. From March 1989 to January 1990 and from March 1987 to March 1989, Mr. Elliott was Chief Executive Officer and President of Pacific Telecom Cable, Inc., and Chief Executive Officer and President of National Gateway Telecom, Inc., respectively, both subsidiaries of Pacific Telecom, Inc. From June 1984 to March 1987, he served as Executive Vice President for Pacific Telecom, Inc., and from January 1976 to June 1984, he served as Vice President, Finance of RCA American Communications, a domestic satellite communications carrier.

     Frank T. Connors, 64, has been a director of the Company since June 1988, and served as its Chairman of the Board of Directors from June 1988 to September 1993, and as its Chief Executive Officer from June 1988 to January 1991. Since October 1, 1994 Mr. Connors has been Vice Chairman and Executive Vice President of the Company. Since January 1998, Mr. Connors is also President of Direc-To-Phone International, Inc., the Company's fixed telephony service subsidiary. From December 1982 to January 1988 Mr. Connors was the Chief Executive Officer of Doelz Networks, a manufacturer of packet switching equipment. From 1979 to 1981, Mr. Connors was Group Vice President of Northern Telecom's Computer Systems Group. Mr. Connors is currently a director of DISC, Inc. (NASDAQ NM : DCSC; DCSCW), an optical computer storage manufacturing Company located in northern California.

     Dianne Walker, 41, has been a director of the Company since January 1985. Since December 1994, Ms. Walker has served as an independent consultant. From September 1992 to December 1994, Ms. Walker has served as a consultant to Bear Stearns & Co., Inc., a national investment banking firm. From January 1990 to August 1992, Ms. Walker served as a consultant to Kidder, Peabody & Co., Inc., a national investment banking firm. From January 1983 to October 1989, Ms. Walker served in various positions with PacifiCorp, including Director, Mergers and Acquisitions with Pacific Power & Light Co., a division of PacifiCorp, and Vice President of Pacific Crest Capital, PacifiCorp's venture capital fund. Ms. Walker also serves as a director of Comdial Corp, Microtest Inc., MicroAge Inc. and Arizona Public Service Company.

     Dr. Ernest U. Gambaro, 59, has been a director of the Company since March 1997. In 1988, Dr. Gambaro directed the formation of Infonet Services Corporation has since served as its Vice President, General Counsel and Secretary. Infonet Services Corporation operates the world's largest value added international data communication network with offices in 58 countries. Prior to 1988, Dr. Gambaro was Assistant General Counsel for Computer Sciences Corporation focusing on the Company's international, acquisition and divestiture activities. Between 1962 and 1975, Dr. Gambaro directed programs at The Aerospace Corporation relating to the conceptual, definition and implementation of advanced technology systems for space.

     Tan Kim Poh, 44, served as a director of the Company since April 1994 and Group Executive Director of Berjaya Group Berhad since August 1991 until his death in early 1998. From June 1989 to August 1991, Mr. Tan served as a Consultant and Advisor to IGB Corporation Bhd., a large publicly listed property company in Malaysia. From February 1977 to May 1989, Mr. Tan served as General Manager, Banking and Corporation Services of D & C Sakura Merchant Bankers Berhad, a Malaysian merchant banking firm. Mr. Tan presently served as a director of Berjaya Group Berhad, a Malaysian company which is a strategic partner of, and investor in, the Company. Mr. Tan has been replaced by Kien Sing Chan as Berjaya's representative director.

     Chan Kien Sing, 42, is a member of the Malaysian Association of Certified Public Accountants and Malaysian Institute of Accountants. Mr. Chan joined Berjaya in 1989 as General Manager, Investment. In 1993, he was appointed to the Board of Berjaya Group Berhad. Mr. Chan is a director of various subsidiary companies under the Berjaya Group of companies in Malaysia. He is also a director in several foreign-based companies such as Berjaya Holding (HK) Ltd., a company listed on the Hong Kong Stock Exchange, and International Lottery & Totalizator Systems, Inc. a company listed on the NASDAQ stock market.

     Mohammed H. Farzin, 47, has been Executive Vice President of the Company since January 1998. From January 1993 to January 1998, Mr. Farzin was the Company's Vice President for Technology and Business Development. From January 1990 to January 1993, Mr. Farzin was the Company's Manager of Systems Engineering.

     Jack F. Acker, 51, has been President of STM's Network System division since January 1998. From June 1995 to December 1997, Mr. Acker was President and Chief Executive Officer of Telecom International, Inc. ("TI"), when TI was acquired by STM. From 1984 to 1993, Mr. Acker was Corporate Senior Vice President and President of the Network Systems Group at Scientific Atlanta, a large satellite communications systems company. From 1968 to 1994, Mr. Acker was responsible for developing communications system at Harris Corporation. Mr. Acker is currently Chairman and a significant shareholder in Gulf Communications, Inc., a supplier of installation services to the Company.

     Michael Lindsay, 40, has been a corporate officer and Chief Operating Officer of Direc-To-Phone International, Inc., the Company's fixed telephony services provider since January 1998. Mr. Lindsay was Chief Operating Officer of the Company from July 1994 until January 1998. From January 1993 to March 1994, Mr. Lindsay served as Chief Operating Officer of Numedia Corporation, a software developer. From September 1988 to October 1992, Mr. Lindsay held various officer positions at Dowty Communications, Inc., a company specializing in data communications, including President, Executive Vice President and Vice President
- Finance and Operations.

     Joseph J. Wallace, 38, has been Vice President-Finance and Chief Financial Officer of the Company since March 1997. From April 1994 to March 1997, Mr. Wallace was Corporate Controller of MAI Systems Corporation, a publicly held worldwide provider of total information system solutions for the hospitality and manufacturing industries. From 1990 to 1993, Mr. Wallace was Controller and Chief Financial Officer of Simmons Magee, PLC, a British based value added reseller of computer products and services.

     There are no family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon its review of the copies of reporting forms furnished to the Registrant, or written representations that no annual Form 5 reports were required, the Registrant believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, executive officers and any persons holding 10% or more of the Registrant's common stock with respect to the Registrant's year ended December 31, 1997, were satisfied.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth compensation received for the three years ended December 31, 1997, by the Company's Chief Executive Officer, and the other executive officers whose salary and bonus exceeded $100,000 for fiscal year 1997 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                        -------------------
Name and
Principle Position           Year    Salary ($)      Bonus ($)   Other ($) (2)  Awards Options (#)
------------------           ----    ----------      ---------   -------------  ------------------

Emil Youssefzadeh            1997       239,698                       33,020            10,000 (3)
  President and Chief        1996       219,448                       33,020            10,000 (4)
  Executive Officer          1995       222,883       -0-             33,000                   -0-

Frank Connors                1997       165,577       -0-                -0-            15,000 (5)
  Executive VP,              1996       150,000       -0-                -0-            10,000 (4)
  Vice Chairman &            1995       150,000       -0-                -0-             5,000 (4)
  President, DTPI

Michael Lindsay              1997       160,169       -0-                -0-                   -0-
  Corporate Officer &        1996       148,440       -0-                -0-                   -0-
  Chief Operating            1995       143,554       -0-                -0-                   -0-
  Officer, DTPI

Joseph Wallace (1)           1997        95,673       -0-                -0-                25,000
  VP, Finance & Chief
  Financial Officer

(1) Mr. Wallace commenced employment with the Company in March 1997.

(2) During 1997, 1996 and 1995 amounts represent $33,020, $33,020 and $33,000, respectively, of automobile allowance and expenses paid by the Company for the benefit of the Chief Executive Officer.

(3) Includes regrant of 10,000 options on March 20, 1997 in connection with the Company's option cancellation/regrant program.

(4) These options were cancelled on March 20, 1997 in connection with the Company's option cancellation/regrant program.

(5) Includes regrant of 15,000 options on March 20, 1997 in connection with the Company's option cancellation/regrant program.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1997, to each of the Named Executive Officers:

                                                 %
                                               TOTAL                                     POTENTIAL REALIZABLE
                                              OPTIONS                                      VALUE AT ASSUMED
                                             GRANTED TO                                  ANNUAL RATES OF STOCK
                            OPTIONS           EMPLOYEES    EXERCISE                       PRICE APPRECIATION
                            GRANTED           IN FISCAL      PRICE      EXPIRATION        FOR OPTION TERM (3)
       NAME                  (NO.)             YR. (1)     ($/SHARE)      DATE (2)        5%($)          10%($)
----------------------------------------------------------------------------------------------------------------
Emil Youssefzadeh          10,000(4)            1.85%      $  7.125        5/2/06       $ 44,809        $113,554

Frank Connors              10,000(4)            1.85%      $  7.125        5/2/06       $ 44,809        $113,554
                            5,000(5)             .93%      $  7.125       9/30/04       $ 22,404        $ 56,777

Joseph Wallace             25,000               4.63%      $  7.125       3/11/07       $112,021        $283,885

(1) Options to purchase an aggregate of 539,850 shares of Common Stock were granted to employees, including the named Executive Officers, during the year ended December 31, 1997. Included were 332,850 options granted to replace a like number of options cancelled in connection with the company's cancellation/regrant program.

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

(4) Regrant of 10,000 options on March 20, 1997 in connection with the Company's option cancellation/regrant program.

(5) Regrant of 5,000 options on March 20, 1997 in connection with the Company's option cancellation/regrant program.

The Company implemented an option cancellation/regrant program for directors, executive officers, and all other employees holding stock options with an exercise price per share in excess of the market value of STM's common stock at the time the cancellation/regrant occurred. Optionees who accepted the repricing agreed that the re-granted options would vest ratably over a period one year longer than the vesting period of the options cancelled. The program was effected on March 20, 1997 and 332,850 options in excess of $7.125 per share were cancelled and 332,850 new options were granted with an exercise price of $7.125.

The following table sets forth information regarding option repricings for all executive officers with respect to each of the Company's executive officers who participated in the option cancellation/regrant program effective March 20, 1997.

                            10-YEAR OPTION REPRICINGS

                                                      MARKET                                       LENGTH OF
                                        NUMBER OF    PRICE OF       EXERCISE                    ORIGINAL OPTION
                                        SECURITIES   STOCK AT       PRICE AT         NEW              TERM
                                        UNDERLYING   TIME OF         TIME OF       EXERCISE        REMAINING
                                         OPTIONS     REPRICING      REPRICING       PRICE          AT DATE OF
NAME                      DATE           REPRICED       ($)            ($)           ($)            REPRICING
                         -------          ------      --------      --------       --------      ---------------
Emil Youssefzadeh        3/20/97          10,000      $  7.125      $ 12.125       $  7.125      9 years 1 month
Frank Connors            3/20/97          10,000      $  7.125      $ 12.125       $  7.125      9 years 1 month
                         3/20/97           5,000      $  7.125      $  9.875       $  7.125      7 years 6 months


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercises of stock options during the fiscal year ended December 31, 1997, by each of the named executive officers and the year-end value of unexercised options:

                                                                      VALUES OF
                                                  NUMBER OF          UNEXERCISED
                                                 UNEXERCISED         IN-THE-MONEY
                                                 OPTIONS AT           OPTIONS AT
                        SHARES                 FISCAL YEAREND           FISCAL
                     ACQUIRED ON     VALUE          (NO.)              END ($)
       NAME            EXERCISE    REALIZED     EXERCISABLE/         EXERCISABLE/
                        (NO.)         ($)       UNEXERCISABLE     UNEXERCISABLE (1)
--------------------------------------------------------------------------------------
Emil Youssefzadeh        -0-          -0-           3,334/6,666         $4,584/$9,166

Frank Connors            -0-          -0-           8,334/6,666        $11,459/$9,166

Michael Lindsay          -0-          -0-         60,000/40,000       $82,500/$55,000

Joseph Wallace           -0-          -0-            -0-/25,000            $0/$34,375

(1) Value is based on fair market value of Common Stock as of December 31, 1997 stock market close minus the exercise price or base price of "in-the-money" options. The closing sales price for the Company's Common Stock as of December 31, 1997 on the NASDAQ Stock Market was $8.50

Directors' Fees

        The Chairman of the Board of Directors receives an annual retainer at the rate of $48,000, and each of the outside directors receives an annual retainer at the rate of $15,000 for services rendered in his or her capacity as a director of the Company. Accordingly, during 1997, Mr. Elliott received $48,000 and Ms. Walker and Mr. Tan received $15,000 and Mr. Gambaro received $11,250 (as he joined the Company's Board in March 1997) for their services as outside directors of the Company. The Company's outside directors were also reimbursed for expenses incurred for meetings of the Board of Directors which they attended.

Compensation Committee Interlocks and Insider Participation

        During the year ended December 31, 1997, the Company's Board of Directors established the levels of compensation for the Company's executive officers. Emil Youssefzadeh, a director and the President and Chief Executive Officer of the Company, and Frank Connors, the Vice Chairman and the Executive Vice President of the Company participated in the deliberations of the Board regarding executive compensation, but did not participate in proceedings or decisions of the Board of Directors regarding their compensation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of March 31, 1998, regarding the beneficial ownership of the Company's common stock by (i) any person who was known by the Company to own more than 5% of the voting securities of the Company, (ii) each of the directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Registrant's Common Stock listed below have sole investment and voting power with respect to such shares, subject to applicable community property laws.


     FIVE PERCENT SHAREHOLDERS, DIRECTORS, NAMED    AMOUNT AND NATURE OF
   EXECUTIVE OFFICERS AND DIRECTORS AND EXECUTIVE   BENEFICIAL OWNERSHIP  PERCENT OF CLASS
                 OFFICERS AS A GROUP
   ------------------------------------------------ --------------------- ------------------
   Emil Youssefzadeh (1)
     STM Wireless, Inc.                                     1,322,922             18.5%
     One Mauchly
     Irvine, California 92618

   Berjaya Group (Cayman), Ltd. (2)                         1,221,294             17.1%
     Level 17, Shahzan Prudential Tower
     30 Jalan Sultan Ismail
     50250 Kuala Lumpur, Malaysia

   Kien Sing Chan (3)                                       1,221,294             17.1%
     Level 17, Shahzan Prudential Tower
     30 Jalan Sultan Ismail
     50250 Kuala Lumpur, Malaysia

   Dawson Samberg Capital Management, Inc. (4)                753,929             10.5%
     c/o Amiel M. Peretz
     354 Pequot Avenue, Southport, CT 06490

   Jack F. Acker                                              260,458              3.6%
   Frank T. Connors (5)                                       189,747              2.7%
   Dennis W. Elliott (6)                                       21,308              *
   Dianne C. Walker (7)                                        29,308              *
   Dr. Ernest U. Gambaro (8)                                    5,000              *
   Michael  Lindsay (9)                                        60,000              *

   Joseph Wallace  (10)                                         6,250              *

   All Directors and Executive
     Officers as a group (11 persons) (1) (3)               3,870,216             54.1%

--------------------------
*  Less than 1%

(1) Includes 249,000 and 244,020 shares held by Kamil Youssefzadeh and Shafigh Youssefzadeh, respectively, who are brothers of Emil Youssefzadeh, for which Emil Youssefzadeh has voting rights. Accordingly, Emil Youssefzadeh is deemed to share beneficial ownership of these shares. Further, includes 6,667 shares issuable upon exercise of stock options exercisable within 60 days of March 17, 1998.

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

(3) Consists of shares held by Berjaya Cayman. Mr. Chan is Group Executive Director of Berjaya and, accordingly, may be deemed to beneficially own such shares. However, Mr. Chan disclaims such beneficial ownership pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended.

(4) At March 31, 1998, Dawson-Samberg beneficially owned 753,929 shares in the Company. 571,429 shares were acquired through its Pequot Private Equity Fund L.P. in an equity offering of shares. (See Item 13.)

(5) Inclusive of 11,667 shares issuable upon exercise of stock options exercisable within 60 days of March 17, 1998.

(6) Inclusive of 16,000 shares issuable upon exercise of stock options exercisable within 60 days of March 17, 1998.

(7) Inclusive of 16,000 shares issuable upon exercise of stock options exercisable within 60 days of March 17, 1998.

(8) Consists of 5,000 shares issuable upon exercise of stock options exercisable within 60 days of March 17, 1998.

(9) Consists of 60,000 shares issuable upon exercise of stock options exercisable within 60 days of March 17, 1998.

(10)Consists of 6,250 shares issuable upon exercise of stock options exercisable within 60 days of March 17, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In June 1994, the Registrant sold 693,188 shares of newly issued common stock at a price of $10.00 per share to Berjaya Cayman, a wholly-owned subsidiary of Berjaya Group Berhad. In addition, Berjaya Cayman purchased an additional 528,106 shares of common stock from the open market and from certain former shareholders of the Company, COM.NET S.p.A. ("COMNET") and IMI Capital Markets USA Corporation. A major shareholder and the Chairman of the Board of Directors of Berjaya Group Berhad is also a major shareholder and a director of Mutiara Telecommunications SDN ("Mutiara") a customer of the Company. The Company made sales of products and provided services to Mutiara approximating $5,873,000 in 1995. The Registrant believes that the terms and conditions of sales to Mutiara were negotiated at arm's length and are no less favorable than those that could be entered into with independent parties.

        In 1997 and 1996, the Company contracted with Gulf Communications International, Inc. ("GCI") in the normal course of business to provide installation services. GCI is 50% owned by an officer of the Company. Total purchases by the Company from GCI were approximately $720,000 and $469,000 in 1997 and 1996, respectively.

        In March 1998, the Company completed a $10 million equity offering of shares of STM and Direc-To-Phone International, Inc. ("DTPI"), the Company's subsidiary, to Pequot Private Equity Fund L.P. ("Pequot"), the private investment vehicle of Dawson-Samberg Capital Management, Inc. Through the transaction, Pequot acquired 571,429 shares in the Company. Dawson-Samberg Capital

Management, Inc. is the beneficial owner of these shares. In addition, they purchased 182,500 shares in the open market which approximates to 10% of the outstanding shares of common stock of the Company. Coinciding with the equity offering, two officers of Pequot were appointed to DTPI's Board of Directors.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)     FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

        (1) Financial Statements: The following Consolidated Financial Statements of the Company, are incorporated by reference under
               Part II, Item 8 herein.

               Consolidated Balance Sheets as of December 31, 1997 and 1996

               Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

        (3)    Exhibits

               EXHIBIT NO.   DESCRIPTION                                REPORT
               -----------   -----------                                ------

               3.1 ****      Restated Certificate of Incorporation of the Company
               3.2 ****      Bylaws of the Company
               10.1 *        Satellite Technology Management, Inc. Incentive Stock Option,
                             Nonqualified Stock Option and Restricted Stock Purchase Plan -
                             1992 (the "Plan")
               10.2 *        Form of Incentive Stock Option Agreement pertaining to the Plan
               10.3 *        Form of Nonqualified Stock Option agreement pertaining to the
                             Plan
               10.4 *        Form of Indemnification Agreement between Registrant and its directors
               10.16**       Federal Communication Commission authorization and order.
                             File

                             Nos. 2061/2062-DSE-P/L84 and 3379/3380-DSE-P/L84.
               10.18 **      Stock Purchase Agreement, dated April 1, 1994, by and among the Company, Berjaya Group (Cayman), Ltd. and Emil
                             Youssefzadeh and Albert Youssefzadeh
               10.19***      Agreement for Purchase and Sales of Real Property
                             and Escrow Instructions dated June 1, 1994, by and
                             between Thomas M. Zapara, Violet Zapara, trustees
                             of the Zapara Family Trust W/D/T dated March 4,
                             1982 and the Company
               10.21****     1994 Stock Option Plan for Non-Employee Directors
               10.22*****    Stock Purchase Agreement between STM Wireless, Inc. and REMEC,
                             Inc. dated March 31, 1996
               10.23******   Credit Agreement entered into as of 31st day of May, 1996, by and between STM Wireless, Inc. ("Borrower") and Wells Fargo
                             HSBC Trade Bank N.A. ("Bank")
               21.           Subsidiaries of Registrant
               23.1          Consent of KPMG Peat Marwick LLP
               27.1          Financial Data Schedule Year Ended 1997
               27.2          Financial Data Schedule Restated Year Ended 1996
               27.3          Financial Data Schedule Restated Year Ended 1995

----------

        * Incorporated herein by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-45694.
        **     Incorporated by reference to the referenced exhibit number to the
               Company's Form 10-Q for the Quarter ended June 30, 1994.
        ***    Incorporated by reference to the referenced exhibit number to the
               Company's Form 10-Q for the Quarter ended September 30, 1994.
        **** Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1995.
        ***** Incorporated by reference to the referenced exhibit to the Company's Form 10-Q for the Quarter ended March 31, 1996.
        ****** Incorporated by reference to the referenced exhibit to the Company's Form 10-Q for the Quarter ended June 30,1996.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

               EXHIBIT NO.   DESCRIPTION                                        REPORT
               -----------   -----------                                        ------
               10.1          Satellite Technology Management, Inc.
                             Incentive Stock Option, Nonqualified Stock
                             Option and Restricted Stock Purchase Plan - 1992
                             (the "Plan").                                      *

               10.2          Form of Incentive Stock Option Agreement
                             pertaining to the Plan.                            *

               10.3          Form of Nonqualified Stock Option Agreement
                             pertaining to the Plan.                            *

               10.21         1994 Stock Option Plan for Non-Employee Directors  ****

        (b)    Reports on Form 8-K

               On December 30, 1997, the Company filed under Item 2 on From 8-K details of the acquisition of Telecom International, Inc. which was acquired on December 12, 1997.

               On January 27, 1998, the Company filed under Item 5 on Form 8-K copies of 2 December 1997 press releases announcing the positioning of the Company as a service provider and previewing the 1997 results and announcing a long-term service contract in Venezuela with CANTV.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 10, 1998                 STM Wireless, Inc.


                                       By:     EMIL YOUSSEFZADEH
                                          --------------------------------------
                                               Emil Youssefzadeh
                                               Chief Executive Officer and
                                               President, Director and Secretary

                                       By:     JOSEPH WALLACE
                                          --------------------------------------
                                               Joseph Wallace
                                               Vice President, Finance Chief
                                               Financial Officer and Principal
                                               Accounting Officer

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

SIGNATURE                             TITLE                              DATE
---------                             -----                              ----
DENNIS W. ELLIOTT                     Chairman of the Board              April 10, 1998
--------------------------------
  Dennis W. Elliott

EMIL YOUSSEFZADEH                     Chief Executive Officer and        April 10, 1998
--------------------------------      Director
  Emil Youssefzadeh

JOSEPH J. WALLACE                     Vice President, Finance,           April 10, 1998
--------------------------------      Chief Financial Officer and
  Joseph J. Wallace                   Principal Accounting Officer


FRANK T. CONNORS                      Executive Vice President and       April 10, 1998
--------------------------------      Vice Chairman of the Board
  Frank T. Connors

DIANNE WALKER                         Director                           April 10, 1998
--------------------------------
  Dianne Walker

KIEN SING CHAN                        Director                           April 10, 1998
--------------------------------
  Kien Sing Chan

DR. ERNEST U. GAMBARO                 Director                           April 10, 1998
--------------------------------
  Dr. Ernest U. Gambaro