Form 10-Q
period 1998-03-31
STM WIRELESS INC
filed 1998-05-15
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       FOR THE PERIOD ENDED MARCH 31, 1998

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

                                 (949) 753-7864
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days.

Yes            No

 X
---            ---

As of May 11, 1998, there were 7,030,593 shares of Common Stock, $0.001 par value per share, outstanding.

                               STM WIRELESS, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION                                                      PAGE
                                                                                   ----
        Item 1. Financial Statements
              Condensed Consolidated Balance Sheets at March 31, 1998 and
              December 31, 1997                                                        3

              Condensed Consolidated Statements of Operations for the three
              month periods ended March 31, 1998 and March 31, 1997                    4

              Condensed Consolidated Statements of Cash Flows for the three
              month periods ended March 31, 1998 and March 31, 1997                    5

              Notes to Condensed Consolidated Financial Statements                   6-8

        Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                          9-11

PART II. OTHER INFORMATION

        Item 6. Exhibits and reports on 8-K                                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  March 31,     December 31,
                                                                    1998            1997
                                                                  --------        --------
Current assets:                                                  (unaudited)
          Cash and cash equivalents                               $  9,696        $  4,095
          Short-term investments                                     2,227           4,527
          Accounts receivable, net                                  12,554          10,937
          Inventories, net                                          16,926          11,211
          Current portion of long-term receivables                     592             592
          Deferred income taxes                                      3,132           3,132
                                                                  --------        --------
                     Total current assets                           45,127          34,494

Property & equipment, net                                           18,170          17,025
Long-term receivables                                                1,382           1,462
Other assets                                                         2,730           1,436
                                                                  ========        ========
                                                                  $ 67,409        $ 54,417
                                                                  ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Short-term borrowings                                   $ 11,600           7,900
          Current portion of long-term debt                            323             328
          Accounts payable                                          15,163          11,597
          Accrued liabilities                                        2,081           2,139
          Customer deposits                                            463             130
          Income taxes payable                                         425             425
                                                                  --------        --------
                     Total current liabilities                      30,055          22,519

Long-term debt                                                       4,513           4,577
Minority Interest                                                    2,872             259
Stockholders' equity:
          Preferred stock, $0.001 par value; 5,000,000
             shares authorized, none issued or outstanding              --              --
          Common stock, $0.001 par value; 20,000,000 shares
             authorized; issued and outstanding 7,027,593
             shares at March 31, 1998 and 6,448,164 shares
             at December 31, 1997                                        7               6
          Additional paid in capital                                41,233          34,039
          Accumulated deficit                                      (11,054)         (6,983)
          Accumulated other comprehensive income                      (217)             --
                                                                  --------        --------
                     Total Stockholders' equity                     29,969          27,062
                                                                  ========        ========
                                                                  $ 67,409        $ 54,417
                                                                  ========        ========

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           For the three months
                                                              ended March 31,
                                                           ---------------------
                                                            1998          1997
                                                           -------      -------
Revenues
 Products                                                  $ 6,320      $ 7,611
 Services                                                      629          617
                                                           -------      -------
        Total revenues                                       6,949        8,228
Cost of revenues
 Products                                                    5,271        5,028
 Services                                                      719          337
                                                           -------      -------
        Total cost of revenues                               5,990        5,365

Gross profit                                                   959        2,863
Operating costs:
 Selling, general & administrative expenses                  2,868        1,441
 Research & development costs                                2,056        1,300
                                                           -------      -------
        Total operating costs                                4,924        2,741

Operating income (loss)                                     (3,965)         122

Other income (expense)                                         (54)          17
Interest income                                                139          150
Interest expense                                              (304)        (141)
                                                           -------      -------
Income from continuing operations, before
 minority interest and income taxes                         (4,184)         148
Income tax expense                                              --          (23)
                                                           -------      -------

Income (loss) from operations before minority interest      (4,184)         125
Minority interest in net loss of consolidated
  subsidiaries                                                 113           27
                                                           -------      -------
Net income (loss)                                          $(4,071)     $   152
                                                           =======      =======

Net income per share - (1997 restated):
  Basic                                                    $ (0.62)     $  0.02
  -----                                                    =======      =======
  Diluted                                                  $ (0.62)     $  0.02
  -------                                                  =======      =======

Common shares used in computing per share amounts -
(1997 restated)
  Basic                                                      6,619        6,339
  -----
  Diluted                                                    6,619        6,420
  -------

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the three months
                                                                     ended March 31,
                                                                  1998             1997
                                                                  ----             ----
Net cash used in continuing operations                       $ (8,787)     $ (5,598)

Cash flows from investing activities:
       Net decrease in short-term investments                   2,300           207
       Acquisition of property and equipment                   (1,567)         (246)
                                                             --------      --------
Net cash provided by (used in) investing activities               733           (39)
                                                             --------      --------
Cash flows from financing activities:
       Net decrease in long-term receivables                       80           129
       Proceeds from issuance of common stock                   4,039           228
       Proceeds from issuance of preferred stock in
       subsidiary                                               5,905            --
       Net increase (decrease) in short-term borrowings         3,700        (1,300)
       Repayment of long-term debt                                (69)          (40)
                                                             --------      --------
Net cash provided by (used in) financing activities            13,655          (983)
                                                             --------      --------
Net increase (decrease) in cash and cash equivalents            5,601        (6,620)

Cash and cash equivalents at beginning of period                4,095        10,453
                                                             --------      --------
Cash and cash equivalents at end of period                   $  9,696      $  3,833
                                                             ========      ========

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented. Results for the period ended March 31, 1997 have been restated to include the results of Telecom International, Inc. (TI), which was acquired in December 1997.

    The results of operations for the current interim period are not necessarily indicative of the results to be expected for the current year.

    Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the SEC.

2.  INVENTORIES

    Inventories are summarized as follows:

                        March 31,     December 31,
                          1998            1997
                         -------        -------
   Raw materials         $ 9,183        $ 5,727
   Work in process         1,243            980
   Finished goods          6,500          4,504
                         -------        -------
                         $16,926        $11,211
                         =======        =======

3.  NET INCOME (LOSS) PER SHARE

    Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share for the three months ended March 31, 1997 has been restated in accordance with SFAS 128. The following table summarizes the computation of net income (loss) per share (in thousands, except per share data):

                                                 Three Months Ended
                                                     March 31,
                                              -------------------------
                                                1998           1997
                                                ----           ----
Net income (loss)                               $(4,071)     $   152
Basic:
Weighted average common shares outstanding
     used in computing basic net income
     (loss) per share                             6,619        6,339
                                                =======      =======
Basic net income (loss) per share               $ (0.62)     $  0.02
                                                =======      =======
Diluted:
Weighted average common shares outstanding        6,619        6,339
Dilutive options outstanding                         --           81
                                                -------      -------
Shares used in computing diluted net income
     (loss) per share                             6,619        6,420
                                                =======      =======
Diluted net income (loss) per share             $ (0.62)     $  0.02
                                                =======      =======

4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed materially from those amounts reported as net income (loss) in the consolidated statements of operations.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for annual financial statements for periods beginning after

    December 15, 1997, and for interim periods after the first year of adoption. The Company has not yet determined the impact of adopting these disclosure requirements.

5.  ISSUANCE OF SHARES

    In March 1998, the Company completed a $10 million equity offering of shares of STM and its Direc-To-Phone International (DTPI) subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur.

6.  SUBSEQUENT EVENT

    On May 11, 1998, the Company announced that its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (TMSI) had entered into a definitive asset sale agreement with Inter-Tel, Inc. (Inter-Tel), pursuant to which Inter-Tel has agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. The transaction is anticipated to close by June 30, 1998 and is subject to customary conditions to closing including regulatory and other approvals.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General
-------

        STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company currently focuses its sales efforts on the international marketplace, particularly developing countries. The Company's subsidiary, Direc-To-Phone International, Inc. ("DTPI"), provides fixed telephony services in areas of lower population density in international markets. The Company's subsidiary Telecom International, Inc. (TI), is a systems integrator within the satellite communications industry.


Results of Operations
---------------------

        Combined product and service revenues were $6,949,000 for the three-month period ended March 31, 1998, compared to $8,228,000 for the corresponding period of 1997, a decrease of 16%. Product revenues were $6,320,000 for the three-month period ended March 31, 1998, compared to $7,611,000 for the corresponding period in 1997, a decrease of 17%. Management believes that the decline in product revenues relates primarily to the diversion of management effort to the setting up of the DTPI service business. Recognizing this, the Company announced a new management structure and company organization in January 1998. It is believed that this new management structure should lead to improved levels of revenues, however, there can be no assurance that such efforts will generate any revenue, or a specific level of revenue. Service revenues were $629,000 for the three-month period ended March 31, 1998, compared to $617,000 for the corresponding period in 1997, an increase of 2%.

        Combined product and service gross profit margin in the three-month period ended March 31, 1998 was 14% compared to 35% for the comparable period in 1997. Product gross profit margin in the three-month period ended March 31, 1998 was 17% compared to 34% for the comparable period in 1997. This decrease in product gross profit margin was primarily due to a higher systems integration sales content in 1998 compared to 1997, at a relatively lower gross profit percentage compared to core manufacturing product sales, and a higher level of relatively fixed costs in 1998 compared to 1997. Service gross profit margin in the three-month period ended March 31, 1998 was negative 14%, compared to 45% for the comparable period in 1997. The negative service gross margin was due primarily to the Company investing in support and installation capabilities associated with the DTPI service business.

        Selling, general and administrative expenses (SG&A) for the three-month period ended March 31, 1998 increased by $1,427,000 to $2,868,000, or 41% of revenues, from

$1,441,000, or 18% of revenues, in the corresponding period of 1997. The increase in SG&A was primarily attributable to increased costs associated with the investment in the infrastructure for the DTPI service business and the Company's recently acquired systems integration business. In addition, SG&A for 1997 was reduced by $400,000 due to the reversal of a reserve, no longer required, for a potential customer concession.

        Research and development (R&D) expenses for the three-month period ended March 31, 1998 increased to $2,056,000, or 30% of total revenues, from $1,300,000, or 16% of total revenues, in the corresponding period of 1997. The Company, including the Company's majority owned TMSI subsidiary, experienced a general increase in R&D activity during the current year period. R&D costs, including outside services, in-house salaries, equipment and supply costs, and third party license fees, are subject to wide fluctuations, depending upon the nature and stage of completion of the various projects.

        Interest income decreased by $11,000 to $139,000 for the three-month period ended March 31, 1998, over the three-month period ended March 31, 1997. The decrease in interest income was primarily the result of declining long-term receivable balances partially offset by higher average cash and short-term investment balances.

        Interest expense increased by $163,000 to $304,000 for the three-month period ended March 31, 1998, over the three-month period ended March 31, 1997. The increase was primarily due to a higher average level of short-term borrowings.

Liquidity and Capital Resources
-------------------------------

        In connection with the award of certain long-term service contracts in Mexico and Venezuela, and due to the capital intensive nature of these contracts, and other contracts that DTPI may be awarded in the future, the Company is reviewing financing alternatives to enable it to pursue these business opportunities in the most beneficial manner. However, there can be no assurance that such financing will be available, or that such financing will be available on terms acceptable to the Company.

        In March 1998, the Company completed a $10 million equity offering of shares of STM and DTPI. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan to DTPI and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur.

        On May 11, 1998, the Company announced that its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (TMSI) had entered into a definitive asset sale agreement with Inter-Tel, Inc. (Inter-Tel), pursuant to which Inter-Tel has agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. The transaction is anticipated to close by June 30, 1998 and is subject to customary conditions to closing including regulatory and other approvals.

        For the first three months of 1998, the Company had negative cash flows from operating activities of $8,787,000, compared to negative cash flows of $5,598,000 in the same period of 1997. The increase in negative cash flow was primarily due to the net loss, increased investments in inventory to support the Company's anticipated sales backlog and for the Company's DTPI service business, and an increase in prepaid expenses and deposits, partially offset by an increase in accounts payable.

        Cash provided by investing activities in the first three months of 1998 totaled $733,000. Sales and maturities of short-term investments exceeded purchases of such investments by $2,300,000. The acquisition of fixed assets, primarily related to DTPI, used $1,567,000.

        Cash provided by financing activities during the first three months totaled $13,655,000. A net increase of short-term borrowings provided $3,700,000, and a reduction of long-term debt used $69,000. Proceeds from issuance of common stock related to the exercise of stock options provided $39,000. Proceeds from the equity offering mentioned above provided a total of $9,905,000; $4,000,000 from the issuance of common stock in the Company, and $5,905,000 from the issuance of preferred stock in a subsidiary. A reduction of long-term receivables provided $80,000.

         Overall, the Company's cash, cash equivalents, and short-term investments totaled $11,923,000 at March 31, 1998, as compared to $8,622,000 at December 31, 1997. The Company has secured revolving lines of credit with two banks. The availability under these lines of credit was approximately $11,600,000 at March 31, 1998, all of which had been drawn down.

         Management expects to have sufficient cash generated through operations, through availability under existing credit lines and through other sources to meet the anticipated cash requirements for the next 12 months.

RISK FACTORS AND FORWARD LOOKING STATEMENTS
-------------------------------------------

        THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

        BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

        (a)    Exhibits -

               27.1 - Financial Data Schedule

               27.2 - Financial Data Schedule

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STM Wireless, Inc.

Date:  May 14, 1998            By: JOSEPH WALLACE
                                   --------------
                                   Joseph Wallace
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER                  DESCRIPTION
               -------                 -----------

               27.1  -    Financial Data Schedule

               27.2  -    Financial Data Schedule