Form 10-Q/A
period 1998-03-31
STM WIRELESS INC
filed 1998-05-19
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-Q/A

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

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

        (a)    Exhibits -

               10.24 Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Direct-To-Phone International, Inc., Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

               10.25 Series B Preferred Stock Purchase Agreement, dated March 5, 1998, by and among the Company and Direct-To-Phone International, Inc.

               10.26 Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

               10.27 Stockholders Agreement, dated March 5, 1998, by and among Direct-To-Phone International, Inc. and its stockholders.

               10.28 Registration Rights Agreement, dated March 5, 1998, by and among Direct-To-Phone International, Inc. and its stockholders.

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STM Wireless, Inc.

Date:  May 19, 1998            By: JOSEPH WALLACE
                                   --------------
                                   Joseph Wallace
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER     DESCRIPTION
         -------    -----------

          10.24     Stock Purchase Agreement, dated March 5, 1998, by and among the Company,
                    Direct-To-Phone International, Inc., Pequot Private Equity Fund, L.P. and Pequot
                    Offshore Private Equity Fund, Inc.

          10.25     Series B Preferred Stock Purchase Agreement, dated March 5, 1998, by and among the Company and Direct-To-Phone International, Inc.

          10.26     Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Pequot Private
                    Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

          10.27     Stockholders Agreement, dated March 5, 1998, by and among Direct-To-Phone International,
                    Inc. and its stockholders.

          10.28     Registration Rights Agreement, dated March 5, 1998, by and among Direct-To-Phone
                    International, Inc. and its stockholders.