Form 10-Q/A
period 1998-03-31
STM WIRELESS INC
filed 1998-08-14
CIK 765414

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  March 31,     December 31,
                                                                    1998            1997
                                                                  --------        --------
Current assets:                                                  (unaudited)
          Cash and cash equivalents                               $  9,696        $  4,095
          Short-term investments                                     2,227           4,527
          Accounts receivable, net                                  12,554          10,937
          Inventories, net                                          16,926          11,211
          Current portion of long-term receivables                     592             592
          Deferred income taxes                                      3,132           3,132
                                                                  --------        --------
                     Total current assets                           45,127          34,494

Property & equipment, net                                           18,170          17,025
Long-term receivables                                                1,382           1,462
Other assets                                                         2,730           1,436
                                                                  ========        ========
                                                                  $ 67,409        $ 54,417
                                                                  ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Short-term borrowings                                   $ 11,600           7,900
          Current portion of long-term debt                            323             328
          Accounts payable                                          15,163          11,597
          Accrued liabilities                                        2,081           2,139
          Customer deposits                                            463             130
          Income taxes payable                                         425             425
                                                                  --------        --------
                     Total current liabilities                      30,055          22,519

Long-term debt                                                       4,513           4,577
Redeemable Minority Interest                                         6,051             259
Stockholders' equity:
          Preferred stock, $0.001 par value; 5,000,000
             shares authorized, none issued or outstanding              --              --
          Common stock, $0.001 par value; 20,000,000 shares
             authorized; issued and outstanding 7,027,593
             shares at March 31, 1998 and 6,448,164 shares
             at December 31, 1997                                        7               6
          Additional paid in capital                                38,054          34,039
          Accumulated deficit                                      (11,054)         (6,983)
          Accumulated other comprehensive income (loss)               (217)             --
                                                                  --------        --------
                     Total Stockholders' equity                     26,790          27,062
                                                                  ========        ========
                                                                  $ 67,409        $ 54,417
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
  -------

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              For the three months
                                                                 ended March 31,
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
Net cash used in continuing operations                       $ (8,787)     $ (5,598)

Cash flows from investing activities:
       Net decrease in short-term investments                   2,300           207
       Acquisition of property and equipment                   (1,567)         (246)
                                                             --------      --------
Net cash provided by (used in) investing activities               733           (39)
                                                             --------      --------
Cash flows from financing activities:
       Net decrease in long-term receivables                       80           129
       Proceeds from issuance of common stock                   4,039           228
       Proceeds from issuance of redeemable preferred
         stock in subsidiary                                    5,905            --
       Net increase (decrease) in short-term borrowings         3,700        (1,300)
       Repayment of long-term debt                                (69)          (40)
                                                             --------      --------
Net cash provided by (used in) financing activities            13,655          (983)
                                                             --------      --------
Net increase (decrease) in cash and cash equivalents            5,601        (6,620)

Cash and cash equivalents at beginning of period                4,095        10,453
                                                             --------      --------
Cash and cash equivalents at end of period                   $  9,696      $  3,833
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

5.  ISSUANCE OF SHARES

    In March 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its Direc-To-Phone International (DTPI) subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur.

    The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI have been classified as Redeemable Minority interest in the accompanying Condensed Consolidated Balance Sheet at March 31, 1998. The redeemable shares in DTPI are redeemable at the option of the holder (if not sooner converted into common stock of DTPI), on the 5th anniversary of the date of issuance or in the event of an acquisition of STM and STM continues to hold greater than 50% of the voting stock of DTPI. The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance.

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

        In March 1998, the Company completed a $10 million equity offering of common stock of STM and redeemable preferred stock of its Direc-To-Phone International (DTPI) subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur.

        The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI have been classified as Redeemable Minority interest in the accompanying Condensed Consolidated Balance Sheet at March 31, 1998. The redeemable shares in DTPI are redeemable at the option of the holder (if not sooner converted into common stock of DTPI), on the 5th anniversary of the date of issuance or in the event of an acquisition of STM and STM continues to hold greater than 50% of the voting stock of DTPI. The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance.

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

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

        In March 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its subsidiary, Direc-To-Phone International, Inc. ("DTPI"), to Pequot Private Equity Fund L.P. ("Pequot"), the private investment vehicle of Dawson-Samberg Capital Management, Inc. Through the transaction, Pequot acquired 571,429 shares in the Company and an interest in DTPI. The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 promulgated under the Act.

Item 6 - Exhibits and Reports on Form 8-K

        (a)    Exhibits -

               10.24* Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Direct-To-Phone International, Inc., Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

               10.25* Series B Preferred Stock Purchase Agreement, dated March 5, 1998, by and among the Company and Direct-To-Phone International, Inc.

               10.26* Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

               10.27* Stockholders Agreement, dated March 5, 1998, by and among Direct-To-Phone International, Inc. and its stockholders.

               10.28* Registration Rights Agreement, dated March 5, 1998, by and among Direct-To-Phone International, Inc. and its stockholders.
----------------
*Previously filed with the Company's 10-Q/A filed on May 19, 1998.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on January 27, 1998, which report referenced the press releases issued to the public by the Company on December 23, 1997.

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

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER     DESCRIPTION
         -------    -----------

          10.24*    Stock Purchase Agreement, dated March 5, 1998, by and among the Company,
                    Direct-To-Phone International, Inc., Pequot Private Equity Fund, L.P. and Pequot
                    Offshore Private Equity Fund, Inc.

          10.25*    Series B Preferred Stock Purchase Agreement, dated March 5, 1998, by and among the Company and Direct-To-Phone International, Inc.

          10.26*    Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Pequot Private
                    Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

          10.27*    Stockholders Agreement, dated March 5, 1998, by and among Direct-To-Phone International,
                    Inc. and its stockholders.

          10.28*    Registration Rights Agreement, dated March 5, 1998, by and among Direct-To-Phone
                    International, Inc. and its stockholders.

---------------
*Previously filed with the Company's 10-Q/A filed on May 19, 1998