Form 10-Q
period 1998-06-30
STM WIRELESS INC
filed 1998-08-14
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       FOR THE PERIOD ENDED JUNE 30, 1998

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

As of August 13, 1998, there were 7,042,204 shares of Common Stock, $0.001 par value, outstanding.

                               STM WIRELESS, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION                                                    PAGE
                                                                                 -----
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 1998 and
              December 31, 1997                                                    3

              Condensed Consolidated Statements of Operations for the three
              and six month periods ended June 30, 1998 and June 30, 1997          4

              Condensed Consolidated Statements of Cash Flows for the six
              month periods ended June 30, 1998 and June 30, 1997                  5

              Notes to Condensed Consolidated Financial Statements               6-8

     Item 2.  Management's Discussion and Analysis of  Results of
              Operations and Financial Condition                                9-12

PART II.      OTHER INFORMATION

     Item 5.  Other information                                                   13

     Item 6.  Exhibits and Reports on Form 8-K                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                STM WIRELESS, INC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                  June 30,        December 31,
                                                                    1998             1997
                                                                 -----------     -------------
                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                     $ 19,367         $  4,095
    Short-term investments                                           2,227            4,527
    Accounts receivable, net                                        15,551           10,937
    Inventories, net                                                14,970           11,211
    Current portion of long-term receivables                           592              592
    Deferred income taxes                                            3,132            3,132
                                                                  --------         --------
            Total current assets                                    55,839           34,494
Property and equipment, net                                         16,395           17,025
Long-term receivables                                                1,244            1,462
Other assets                                                         3,498            1,436
                                                                  --------         --------
                                                                  $ 76,976         $ 54,417
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                         $ 11,250         $  7,900
    Current portion of long-term debt                                  303              328
    Accounts payable                                                13,753           11,597
    Accrued liabilities                                              7,490            2,139
    Customer deposits                                                1,696              130
    Income taxes payable                                               669              425
                                                                  --------         --------
            Total current liabilities                               35,161           22,519

Long-term debt                                                       4,451            4,577
Redeemable minority interest                                         6,055              259

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000
      shares authorized, none issued or outstanding                     --               --
    Common stock, $0.001  par value; 20,000,000 shares
      authorized; issued and outstanding 7,041,303 shares
      at June 30, 1998 and 6,448,164 shares at
      December 31, 1997                                                  7                6
    Additional paid in capital                                      38,156           34,039
    Accumulated deficit                                             (6,620)          (6,983)
    Other comprehensive income (loss)                                 (234)              --
                                                                  --------         --------
            Total stockholders' equity                              31,309           27,062
                                                                  --------         --------
                                                                  $ 76,976         $ 54,417
                                                                  ========         ========

           See accompanying notes to consolidated financial statements

                               STM WIRELESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              For the three months       For the six months
                                                  ended June 30,            ended June 30,
                                              ---------------------     ---------------------
                                                1998         1997         1998         1997
                                              --------     --------     --------     --------
Revenues:
     Products                                 $  8,633     $ 15,938     $ 14,953     $ 23,548
     Services                                      475          304        1,104          921
                                              --------     --------     --------     --------
         Total revenues                          9,108       16,242       16,057       24,469
Cost of revenues:
     Products                                    6,281       11,449       11,552       16,476
     Services                                      686          279        1,404          616
                                              --------     --------     --------     --------
         Total cost of revenues                  6,967       11,728       12,956       17,092

Gross profit                                     2,141        4,514        3,101        7,377

Operating costs and other operating items:
     Selling, general and administrative         3,161        2,218        6,029        3,659
     Research and development                    2,906        1,482        4,964        2,782
     Gain on sale of assets                     (9,950)          --       (9,950)          --
     Move and relocation charges                   980           --          980           --
                                              --------     --------     --------     --------
         Total                                  (2,903)       3,700        2,023        6,441

Operating income                                 5,044          814        1,078          936

     Other income (expense)                        (36)          49          (90)          66
     Interest income                               219          175          358          325
     Interest expense                             (326)        (249)        (629)        (390)
                                              --------     --------     --------     --------
Income before income taxes and minority
  interest                                       4,901          789          717          937
     Income tax expense                           (244)        (108)        (244)        (132)
                                              --------     --------     --------     --------
Income before minority interest                  4,657          681          473          805
     Minority interest                            (223)          45         (110)          72
                                              --------     --------     --------     --------
Net income                                    $  4,434     $    726     $    363     $    877
                                              ========     ========     ========     ========

Net income per common share:
     Basic                                    $   0.63     $   0.11     $   0.05     $   0.14
                                              ========     ========     ========     ========
     Diluted                                  $   0.60     $   0.11     $   0.05     $   0.14
                                              ========     ========     ========     ========

Common shares used in computing
   per share:
     Basic                                       7,035        6,369        6,828        6,354
     Diluted                                     7,340        6,450        7,072        6,432


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the six months
                                                                     ended June 30,
                                                                -------------------------
                                                                  1998             1997
                                                                --------         --------
Net cash (used in) provided by operating activities             $   (223)        $  1,303
                                                                --------         --------

Cash flows provided by (used in) investing activities:
    Net decrease in short-term investments                         2,300               --
    Acquisition of property, plant and equipment                    (245)            (654)
                                                                --------         --------
Net cash provided by (used in) investing activities                2,055             (654)
                                                                --------         --------

Cash flows from financing activities:
    Net decrease in long-term receivables                            218              261
    Issuance of common stock                                       4,118              405
    Issuance of redeemable preferred stock in subsidiary           5,905               --
    Net increase (decrease) in short-term borrowings               3,350           (4,800)
    Repayments of long-term debt                                    (151)            (192)
                                                                --------         --------
Net cash provided  by (used in) financing activities              13,440           (4,326)
                                                                --------         --------

Net increase (decrease)  in cash and cash equivalents             15,272           (3,677)

Cash and cash equivalents at beginning of period                   4,095           10,453
                                                                --------         --------

Cash and cash equivalents at end of period                      $ 19,367         $  6,776
                                                                ========         ========


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

1.  BASIS OF PRESENTATION

        These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented. The results for 1998 reflect the sale of TMSI in June 1998. The results for the period ended June 30, 1997 have been restated to include the results of Telecom International, Inc. (TI), which was acquired in December 1997 and has been accounted for as a pooling of interests.

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

2.  INVENTORIES

        Inventories are summarized as follows:

                                           June 30,           December 31,
                                             1998                 1997
                                           --------           ------------
Raw materials                              $  9,212             $  5,727
Work in process                               4,187                  980
Finished goods                                1,571                4,504
                                           ========             ========
                                           $ 14,970             $ 11,211
                                           ========             ========

3.       NET INCOME PER SHARE

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share for the three and six month periods ended June 30, 1997 have been restated in accordance with SFAS 128. The following table summarizes the computation of net income per share (in thousands, except per share data):


                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                ------------------      ------------------
                                                 1998        1997        1998        1997
                                                ------      ------      ------      ------
NET INCOME                                      $4,434      $  726      $  363      $  877
                                                ======      ======      ======      ======
BASIC:
Weighted average common shares
  outstanding used in computing
  basic net income per share                     7,035       6,369       6,828       6,354
                                                ======      ======      ======      ======
Basic net income per share                      $ 0.63      $ 0.11      $ 0.05      $ 0.14
                                                ======      ======      ======      ======
DILUTED:
Weighted average common shares outstanding       7,035       6,369       6,828       6,345
Dilutive options outstanding                       305          81         244          87
                                                ------      ------      ------      ------
Shares used in computing diluted net
  income per share                               7,340       6,450       7,072       6,432
                                                ======      ======      ======      ======
Diluted net income per share                    $ 0.60      $ 0.11      $ 0.05      $ 0.14
                                                ======      ======      ======      ======


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

        In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

5.  ISSUANCE OF SHARES

        In March of 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its Direc-To-Phone International (DTPI) subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends have been classified as redeemable minority interest in the accompanying Condensed Consolidated Balance sheet at June 30, 1998.

        The mandatory redeemable shares in DTPI are redeemable at the option of the holder (if not sooner converted into common stock of DTPI), on the 5th anniversary of the date of issuance, or in the event of an acquisition of STM and STM continues to hold greater than 50% of the voting stock of DTPI. The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance.


6.  GAIN ON SALE OF ASSETS

        In June, 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (TMSI) to Inter-Tel, Inc. (Inter-Tel), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was realized and is included in the accompanying Condensed Consolidated Statement of Operations for the three and six-month month periods ending June 30, 1998.


7.  RECLASSIFICATIONS

        Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

        STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company currently focuses its sales efforts on the international marketplace, particularly developing countries. The Company's subsidiary, Direc-To-Phone International, Inc. ("DTPI"), provides fixed telephony services in areas of lower population density in international markets. The Company's subsidiary, Telecom International, Inc.("TI"), is a systems integrator within the satellite communications industry.


Results of Operations

        Combined product and service revenues were $9,108,000 and $16,057,000, respectively, for the three and six-month periods ended June 30, 1998, compared to $16,242,000 and $24,469,000, respectively, for the corresponding periods of 1997, representing decreases of 44% and 34%, respectively, over the prior year periods. Product revenues were $8,633,000 and $14,953,000, respectively, for the three and six-month periods ended June 30, 1998, compared to $15,938,000 and $23,548,000, respectively, for the corresponding periods in 1997, representing decreases of 46% and 36%, respectively, over the prior year periods. In 1997, the Company benefited from shipments related to a $30,000,000 contract for a rural telephony network in Southeast Asia. The Company believes that the diversion of management attention to the setting up of the DTPI service business and the Asian financial crisis are the primary reasons it has not been able to obtain follow-on, or new contracts during the current year in Asia. The Company has redirected its sales efforts to Latin America, Africa and the Middle East. However, there can be no assurance that such efforts will generate any revenue, or a specific level of revenue. Service revenues were $475,000 and $1,104,000, respectively, for the three and six-month periods ended June 30, 1998, compared to $304,000 and $921,000, respectively, for the corresponding periods in 1997, representing increases of 56% and 20%, respectively, from the prior year periods. The increases reflect service revenues by DTPI which did not exist in the prior year.

        Combined product and service gross profit margins in the three and six-month periods ended June 30, 1998, were 24% and 19%, respectively, compared to 28% and 30%, respectively, for the comparable periods in 1997. Product gross profit margins in the three and six-month periods ended June 30, 1998, were 27% and 23%, respectively, compared to 28% and 30%, respectively, for the comparable periods in 1997. These decreases in product gross profit margins were primarily due to higher systems integration sales contents in 1998 revenues compared to 1997, at relatively lower gross profit percentages compared to core manufacturing product sales, and the impact of lower factory through-put in 1998 compared to 1997. The gross profit margin may be impacted on an ongoing basis depending upon the mix between system integration sales and core manufacturing sales. Service gross profit margins in the three and six-month periods ended June 30, 1998, were negative 44% and negative 27%, respectively, compared to positive 8% and positive 33%, respectively, for the comparable periods in 1997. The negative service gross margins were due to investment in the infrastructure associated with setting up the DTPI service business.

        Selling, general, and administrative (SG&A) expenses for the three-month period ended June 30, 1998, increased to $3,161,000 from $2,218,000, and increased as a percentage of revenue from 14% to 35%. For the six months ended June 30, 1998, such expenses increased to $6,029,000 from $3,659,000, and increased as a percentage of revenue from 15% to 38%. The increases in expenditures for the three-month period ended June 30, 1998 were due to costs associated with DTPI. For the six months ended June 30, 1998, the increases were related to SG&A costs associated with DTPI (which did not exist in the prior year) along with general cost increases. In addition, SG&A for the six months ended June 30, 1997 was reduced by $400,000 due to the reversal of a reserve, no longer required, for a potential customer concession.

        Research and development expenses for the three-month period ended June 30, 1998, increased to $2,906,000, or 32% of revenues, from $1,482,000, or 9% of revenues, in the corresponding period of 1997. For the six-month period ended June 30, 1998, such expenses increased to $4,964,000, or 31% of revenues, from $2,782,000, or 11% of revenues, in the corresponding period in 1997. The increases were primarily related to a one-time charge of $1,400,000 in the three months ended June 30, 1998 for a contractually committed R&D project with no discernable future benefit, and for ongoing development of the Company's SpaceWeb and SES products.

        The gain on sale of assets of $9,950,000 represented a gain (net of costs and reserves considered necessary) on the sale of substantially all the assets of the Company's majority owned subsidiary TMSI.

        The move and relocation charges of $980,000 primarily comprised severance, relocation, and move costs incurred in connection with the consolidation of the Company's Network Systems Division in Georgia.

        Interest income increased by $44,000 to $219,000 for the three-month period ended June 30, 1998 over the three-month period ended June 30, 1997. Interest income increased by $33,000 to $358,000 for the six-month period ended June 30, 1998, over the six-month period ended June 30, 1997. The increase in interest income for both periods was due primarily to higher cash balances resulting from the sale for cash of substantially all of the assets of the subsidiary mentioned above.

        Interest expense increased by $77,000 to $326,000 for the three-month period ended June 30, 1998, over the three-month period ended June 30, 1997. Interest expense increased by $239,000 to $629,000 for the six-month period ended June 30, 1998, over the six-month period ended June 30, 1997. The increases were primarily due to an increase in short term borrowings from banks.

        The tax provision of $244,000 represents the Company's estimated tax provision on its income for the six months ended June 30, 1998.

Liquidity and Capital Resources

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

        In March of 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its Direc-To-Phone International (DTPI) subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends have been classified as minority interest in the accompanying Condensed Consolidated Balance sheet at June 30, 1998.

        The mandatory redeemable shares in DTPI are redeemable at the option of the holder (if not sooner converted into common stock of DTPI), on the 5th anniversary of the date of issuance, or in the event of an acquisition of STM and STM continues to hold greater than 50% of the voting stock of DTPI. The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance.

        In June, 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (TMSI) to Inter-Tel, Inc. (Inter-Tel), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was realized and is included in the accompanying Condensed Consolidated Statement of Operations for the three and six-month month periods ending June 30, 1998.

        For the first six months of 1998, the Company had negative cash flows from operations of $223,000, compared to positive cash flows of $1,303,000 in the same period of 1997. The decrease in cash flows from operations was primarily due to increased investments in accounts receivable, inventories, and other assets; partially offset by increases in accounts payable, accrued liabilities, and customer deposits.

        Cash flows from investing provided $2,055,000 during the first six months of 1998. The sale of short-term investments provided $2,300,000, while cash used in acquisition of fixed assets totaled $245,000.

        Cash provided by financing activities during the first six months of 1998 totaled $13,440,000. An increase in short-term borrowings provided $3,350,000 while repayment of long-term debt used $151,000. A decrease in long-term receivables provided $218,000. Proceeds from an equity offering totaled $9,905,000; $4,000,000 from the issuance of common stock in the Company and $5,905,000 from the issuance of redeemable preferred stock in a subsidiary. Proceeds from the exercise of employee stock options provided $118,000.

        Overall, the Company's cash, cash equivalents, and short-term investments totaled $21,594,000 at June 30, 1998, as compared to $8,622,000 at December 31, 1997.

        Management expects to have sufficient cash generated through operations, through availability under credit lines and through other sources to meet the anticipated cash requirements for the next 12 months.

Year 2000

        The Company has performed a preliminary examination of its major software applications to determine whether each system is prepared to accommodate the year 2000. This examination included a review of program code which is maintained by the Company as well as obtaining confirmation from outside software vendors that their products are year 2000 compliant. The Company believes that, based on its current examination, the year 2000 will not have a material adverse impact on the Company's operations and that the costs to accommodate the year 2000 will not be material. However, there can be no assurance that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers will not cause an interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. By the end of 1998, the Company plans to complete an extensive assessment of the readiness of its software applications with respect to year 2000 issues and any related accommodation costs.

Risk Factors and Forward Looking Statements

        THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S FOR 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

        BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

PART II -- OTHER INFORMATION


Item 5 -- Other Information

        On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

        With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by February 15, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

Item 6 -- Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit
  No.       Description
-------     -----------
 10.29      Asset Purchase Agreement by and among Inter-Tel, Incorporated,
            Telecom Multimedia Systems, Inc., STM Wireless, Inc., Ramin Sadr and
            Farshad Meshkinpour, dated May 10, 1998.

 10.30 Escrow Agreement, dated June 18, 1998, by and among STM Wireless, Inc., Telecom Multimedia Systems, Inc., Ramin Sadr, Farshad Meshkinpour, Inter-Tel Incorporated and Bank One, Arizona, NA.

 27.1       Financial Data Schedule for June 30, 1997

 27.2       Financial Data Schedule for June 30, 1998

(b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ending June 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STM Wireless, Inc.

Date: August 13, 1998                         By: JOSEPH WALLACE
                                                  ------------------------------
                                                  Joseph Wallace
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer and
                                                  Duly Authorized Officer)

                                EXHIBIT INDEX


Exhibit
  No.       Description
-------     -----------
 10.29      Asset Purchase Agreement by and among Inter-Tel, Incorporated,
            Telecom Multimedia Systems, Inc., STM Wireless, Inc., Ramin Sadr and
            Farshad Meshkinpour, dated May 10, 1998.

 10.30 Escrow Agreement, dated June 18, 1998, by and among STM Wireless, Inc., Telecom Multimedia Systems, Inc., Ramin Sadr, Farshad Meshkinpour, Inter-Tel Incorporated and Bank One, Arizona, NA.

 27.1       Financial Data Schedule for June 30, 1997

 27.2       Financial Data Schedule for June 30, 1998