Form 10-Q
period 1998-09-30
STM WIRELESS INC
filed 1998-11-12
CIK 765414

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark one)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                             Exchange Act of 1934
                    For the Period Ended September 30, 1998

                                       or

    [_]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
                             Exchange Act of 1934


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

Yes [X]   No [_]

As of November 11, 1998, there were 7,042,204 shares of Common Stock, $0.001 par value, outstanding.

                              STM Wireless, Inc.
                                     Index


Part I.  Financial Information                                           Page
                                                                         ----
         Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at September 30,
             1998 and December 31, 1997                                    3

             Condensed Consolidated Statements of Operations for the
             three and nine month periods ended September 30, 1998
             and September 30, 1997                                        4

             Condensed Consolidated Statements of Cash Flows for the
             nine month periods ended September 30, 1998 and
             September 30, 1997                                            5

             Notes to Condensed Consolidated Financial Statements         6-9

         Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                     10-16

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders     17

         Item 5.  Other Information                                       18

         Item 6.  Exhibits and Reports on Form 8-K                        18

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               STM WIRELESS, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                       ASSETS
                                                          September 30,    December 31,
                                                              1998             1997
                                                          -------------    ------------
                                                           (unaudited)
Current assets:
    Cash and cash equivalents                                $16,641          $ 4,095
    Short-term investments                                     2,227            4,527
    Accounts receivable, net                                  15,316           10,937
    Inventories, net                                          19,437           11,211
    Current portion of long-term receivables                     592              592
    Deferred income taxes                                      3,132            3,132
                                                             -------          -------
           Total current assets                               57,345           34,494

Property & equipment, net                                     10,434           17,025
Long-term receivables                                          1,155            1,462
Other assets                                                   4,486            1,436
                                                             -------          -------
                                                             $73,420          $54,417
                                                             =======          =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                    $11,250          $ 7,900
    Current portion of long-term debt                            284              328
    Accounts payable                                           8,467           11,442
    Accrued liabilities                                        8,668            2,139
    Customer deposits                                            979              130
    Deferred revenue                                           1,051              155
    Income taxes payable                                         745              425
                                                             -------          -------
           Total current liabilities                          31,444           22,519
Long-term debt                                                 4,371            4,577
Minority interest                                                  -              259
Redeemable minority interest                                   6,205                -
Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares
     authorized, none issued or outstanding                        -                -
    Common stock, $0.001 par value; 20,000,000 shares
     authorized; issued and outstanding 7,042,204 shares
     at Sept. 30, 1998 and 6,448,164 shares at
     December 31, 1997                                             7                6
    Additional paid in capital                                38,162           34,039
    Accumulated deficit                                       (6,581)          (6,983)
    Other comprehensive income (loss)                           (188)               -
                                                             -------          -------
           Total stockholders' equity                         31,400           27,062
                                                             -------          -------
                                                             $73,420          $54,417
                                                             =======          =======

          See accompanying notes to consolidated financial statements.

                              STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                   For the three months    For the nine months
                                                    ended September 30,    ended September 30,
                                                     1998        1997        1998       1997
                                                   --------    --------    --------   --------
Revenues:
    Products                                       $13,257     $19,672     $28,210     $43,220
    Services                                         1,066         892       2,170       1,813
                                                   -------     -------     -------     -------
           Total revenues                           14,323      20,564      30,380      45,033
Cost of revenues:
    Products                                         8,939      14,743      20,491      31,219
    Services                                           569         383       1,973         999
                                                   -------     -------     -------     -------
           Total cost of revenues                    9,508      15,126      22,464      32,218

Gross profit                                         4,815       5,438       7,916      12,815

Operating costs and other operating items:
    Selling, general & administrative                2,890       2,334       8,919       5,993
    Research & development                           1,595       1,542       6,559       4,324
    Gain on sale of assets                               -           -      (9,950)          -
    Move and relocation charges                          -           -         980           -
                                                   -------     -------     -------     -------
           Total                                     4,485       3,876       6,508      10,317

Operating income                                       330       1,562       1,408       2,498

    Other income (expense)                             109        (117)         19         (53)
    Interest income                                    296         173         654         498
    Interest expense                                  (470)       (322)     (1,099)       (712)
                                                   -------     -------     -------     -------
Income before income taxes and minority interest       265       1,296         982       2,231
    Income tax expense                                 (77)       (178)       (321)       (309)
                                                   -------     -------     -------     -------
Income before minority interest                        188       1,118         661       1,922
    Minority interest                                 (150)         82        (260)        154
                                                   -------     -------     -------     -------
Net income                                         $    38     $ 1,200     $   401     $ 2,076
                                                   =======     =======     =======     =======

Net income per common share:
    Basic                                          $  0.01     $  0.19     $  0.06     $  0.33
    -----                                          =======     =======     =======     =======
    Diluted                                        $  0.01     $  0.18     $  0.06     $  0.32
    -------                                        =======     =======     =======     =======

Common shares used in computing per share:
    Basic                                            7,042       6,393       6,900       6,367
    -----                                          =======     =======     =======     =======
    Diluted                                          7,072       6,683       7,117       6,530
    -------                                        =======     =======     =======     =======

         See accompanying notes to consolidated financial statements.

                              STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                               For the nine months
                                                               ended September 30,
                                                                1998        1997
                                                              --------    --------
Net cash (used in) provided by operating activities           $(6,413)     $   825
                                                              -------      -------

Cash flows provided by (used in) investing activities:
    Net decrease in short-term investments                      2,300          (18)
    Equity investment                                          (2,130)           -
    Sale (acquisition) of property, plant and equipment         5,353       (1,763)
                                                              -------      -------
Net cash provided by (used in) investing activities             5,523       (1,781)
                                                              -------      -------

Cash flows from financing activities:
    Net decrease in long-term receivables                         307          276
    Issuance of common stock                                    4,124          567
    Issuance of redeemable preferred stock in subsidiary        5,905            -
    Net increase (decrease) in short-term borrowings            3,350       (3,200)
    Repayments of long-term debt                                 (250)          85
                                                              -------      -------
Net cash provided by (used in) financing activities            13,436       (2,272)
                                                              -------      -------

Net increase (decrease) in cash and cash equivalents           12,546       (3,228)

Cash and cash equivalents at beginning of period                4,095       10,453
                                                              -------      -------

Cash and cash equivalents at end of period                    $16,641      $ 7,225
                                                              =======      =======

         See accompanying notes to consolidated financial statements.

                              STM WIRELESS,  INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Nine Months Ended September 30, 1998 and 1997

                                  (Unaudited)
1.  Basis of Presentation

     These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments (which are normal recurring accruals) necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented. The results for 1998 reflect the sale of TMSI in June 1998. The results for the period ended September 30, 1997 have been restated to include the results of Telecom International, Inc. (TI), which was acquired in December 1997 and has been accounted for as a pooling of interests. Results for the periods prior to the merger with TI were as follows:

                                      Three Months            Nine Months
                                          Ended                  Ended
                                      September 30,          September 30,
                                          1997                   1997
                                      ------------           ------------
Net Revenues
                      STM                   17,514                 39,354
                      TI                     3,050                  5,679
                                           -------                -------
                      Combined              20,564                 45,033
                                           =======                =======


Net Income
                      STM                    1,063                  1,999
                      TI                       137                     77
                                           -------                -------
                      Combined               1,200                  2,076
                                           =======                =======


Other Changes in
Stockholder Equity
                      STM                      162                    438
                      TI                        90                    129
                                           -------                -------
                      Combined                 252                    567
                                           =======                =======

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

2.  Inventories

         Inventories are summarized as follows:

                                           September 30,      December 31,
                                               1998               1997
                                           ------------       -----------

Raw materials                                     9,734           $ 5,727
Work in process                                   3,965               980
Finished goods                                    5,738             4,504
                                                -------           -------
                                                $19,437           $11,211
                                                =======           =======


3.  Net Income per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share for the three and nine month periods ended September 30, 1997 have been restated in accordance with SFAS 128. The following table summarizes the computation of net income per share (in thousands, except per share data):

                                   Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                    1998       1997       1998       1997
                                  ---------  --------   --------   --------
Net income                           $   38    $1,200     $  401     $2,076
                                     ======    ======     ======     ======

Basic:
------
Weighted average common
 shares outstanding used
 in computing basic net
 income  per share                    7,042     6,393      6,900      6,367
                                     ======    ======     ======     ======

Basic net income per share           $ 0.01    $ 0.19     $ 0.06     $ 0.33
                                     ======    ======     ======     ======

Diluted:
--------
Weighted average common
 shares outstanding                   7,042     6,393      6,900      6,367
Incremental shares from
 assumed exercises of options            30       290        217        163
                                     ------    ------     ------     ------
Shares used in computing
 diluted net income per share         7,072     6,683      7,117      6,530
                                     ======    ======     ======     ======

Diluted net income per share         $ 0.01    $ 0.18     $ 0.06     $ 0.32
                                     ======    ======     ======     ======

     Outstanding options to purchase shares of common stock at prices in excess of the average market price for the period, and not included in the computation of diluted income per share, for the three and nine-month periods ended September 30, 1998 numbered 974,000 and 62,000 respectively; and for the three and nine-month periods ended September 30, 1997 numbered 23,000 and 57,000 respectively.

4.  Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for the nine months ended September 30, 1998 was a loss of $188,000 and for the three months ended September 30, 1998 was income of $46,000.

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

5.  Issuance of shares

     In March of 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its Direc-To-Phone International (DTPI) subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends have been classified as redeemable minority interest in the accompanying Condensed Consolidated Balance Sheet at September 30, 1998.

     The mandatory redeemable shares in DTPI are redeemable at the option of the holder (if not sooner converted into common stock of DTPI), on the 5th anniversary of the date of issuance, or in the event of an acquisition of STM and STM continues to hold greater than 50% of the voting stock of DTPI. The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance. These dividends of $600,000 per annum have been classified as minority interest in the accompanying statements of operations for the three and nine-months periods ended September 30, 1998.

6.  Gain on sale of assets

     In June, 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (TMSI) to Inter-Tel, Inc. (Inter-
Tel), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was realized and is included in the accompanying Condensed Consolidated Statement of Operations for the nine-month month period ended September 30, 1998.

7.  Sale of Long-term Service Assets

     In September 1998, DTPI renegotiated a long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. DTPI retained ownership of certain gateway infrastructure equipment. Both the remote equipment and the gateway equipment were classified as Assets for Long-term Service Contracts as part of Property, Plant & Equipment in the accompanying Condensed Consolidated Balance Sheet at December 31, 1997 and through June 30, 1998. Arising from the revision of the agreement, the sales of remote equipment through September 30, 1998 are classified as revenue in the accompanying Condensed Statements of Operations for the three and nine-month periods ended September 30, 1998, and the gateway equipment continues to be classified as Property, Plant & Equipment in the accompanying balance sheet at September 30, 1998.

8.  Equity Investment

     In 1998, the Company formed a joint venture with the national telephone company in Venezuela to provide telephony services in Venezuela. Through its DTPI subsidiary, the Company owns 49% of this joint venture and accounts for its investment on the equity basis. At September 30, 1998 the equity investment was $2,130,000.

9.  Reclassifications

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

Results of Operations
---------------------

     Combined product and service revenues were $14,323,000 and $30,380,000, respectively, for the three and nine-month periods ended September 30, 1998, compared to $20,564,000 and $45,033,000, respectively, for the corresponding periods of 1997, representing decreases of 30% and 33%, respectively, from the prior year periods. Product revenues were $13,257,000 and $28,210,000, respectively, for the three and nine-month periods ended September 30, 1998, compared to $19,672,000 and $43,220,000, respectively, for the corresponding periods in 1997, representing decreases of 33% and 35%, respectively, from the prior year periods. In the three and nine-month periods ended September 30, 1998, the Company benefited from equipment sales resulting from the September 1998 revision of DTPI's long-term service agreement with its Mexican partner.
In the three and nine-month periods ended September 30, 1997, the Company benefited from shipments related to a $30,000,000 contract for a rural telephony network in Southeast Asia. Such shipments to Southeast Asia accounted for approximately 60% of the Company's revenues in the three and nine-month periods ended September 30, 1997. The Company believes that the diversion of management attention to the setting up of the DTPI service business, especially in the fourth quarter of 1997 and the first quarter of 1998, and the Asian financial crisis are the primary reasons for the decline in product revenues in 1998 compared to 1997. The Company has redirected its sales efforts to Latin America, Africa and the Middle East. However, there can be no assurance that such efforts will generate any revenue, or a specific level of revenue. Service revenues were $1,066,000 and $2,170,000, respectively, for the three and nine-month periods ended September 30, 1998, compared to $892,000 and $1,813,000, respectively, for the corresponding periods in 1997, representing increases of 20% and 20%, respectively, over the prior year periods. The increase in service revenues in the three months ended

September 30, 1998, compared to the corresponding period of 1997, reflects increased services arising from the revision of the DTPI Mexican service agreement. The increase in service revenues in the nine months ended September 30, 1998 reflects service revenues by DTPI which did not exist in the prior year.

     Combined product and service gross profit margins in the three and nine-month periods ended September 30, 1998, were 34% and 26%, respectively, compared to 26% and 28%, respectively, for the comparable periods in 1997. Product gross profit margins in the three and nine-month periods ended September 30, 1998, were 33% and 27%, respectively, compared to 25% and 28%, respectively, for the comparable periods in 1997. The gross profit percentage earned in any given period may be impacted by the mix between core manufactured product sales and system integration product sales (which earn a lower gross profit percentage than manufactured products) and the volume of sales in a period due to the relatively fixed nature of certain direct costs. The increase in product gross profit margins during the current three-month period was primarily due to a higher gross profit earned on individual sales in 1998 compared to 1997 due to the 1997 $30 million contract in Southeast Asia earning a lower gross profit percentage than 1998 sales. The decrease in product gross profit margins during the nine-month period was primarily due to the mix of revenues between manufactured products and system integration products and the volume of sales in 1998 compared to 1997. Service gross profit margins in the three and nine-month periods ended September 30, 1998, were 47% and 9%, respectively, compared to 57% and 45%, respectively, for the comparable periods in 1997. The service gross margin in the current three-month period reflects the one-time benefit of DTPI's revised service agreement in Mexico, while the lower service gross margin in the current nine-month period reflects the investment in the infrastructure associated with setting up the DTPI service business.

     Selling, general, and administrative (SG&A) expenses for the three-month period ended September 30, 1998, increased to $2,890,000 from $2,334,000, and
increased as a percentage of revenue from 11% to 20%.   For the nine months
ended September 30, 1998, such expenses increased to $8,919,000 from $5,993,000, and increased as a percentage of revenue from 13% to 29%. The increases in expenditures for the three-month period ended September 30, 1998 were primarily due to SG&A costs associated with DTPI (which did not exist in the prior year). For the nine months ended September 30, 1998, the increases were related to costs associated with DTPI along with general cost increases associated with the reorganization of the business into two independent operating divisions. SG&A expenses for the nine months ended September 30, 1997 were reduced by $400,000 due to the reversal of a reserve, no longer required, for a potential customer concession.

     Research and development expenses (R&D) for the three-month period ended September 30, 1998, increased to $1,595,000, or 11% of revenues, from $1,542,000, or 7% of revenues, in the corresponding period of 1997. For the nine-month period ended September 30, 1998, such expenses increased to $6,559,000, or 22% of revenues, from $4,324,000, or 10% of revenues, in the corresponding period of 1997. The increase in the nine-month period was primarily related to a one-time charge of approximately

$1,400,000 for a contractually committed R&D project with no discernable future benefit, and for development of the Company's SpaceWeb and SES products.

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

     Interest income increased by $123,000 to $296,000 for the three-month period ended September 30, 1998 over the three-month period ended September 30, 1997. Interest income increased by $156,000 to $654,000 for the nine-month period ended September 30, 1998, over the nine-month period ended September 30, 1997. The increase in interest income was due primarily to higher cash deposits being maintained by the Company as a result of the issuance of shares for cash by both STM and DTPI, the sale of TMSI, the receipt of cash from the revised long-term service agreement in Mexico, and a higher level of bank borrowings in 1998 compared to 1997.

     Interest expense increased by $148,000 to $470,000 for the three-month period ended September 30, 1998, over the three-month period ended September 30, 1997. Interest expense increased by $387,000 to $1,099,000 for the nine-month period ended September 30, 1998, over the nine-month period ended September 30, 1997. The increases were primarily due to an increase in short term borrowings from banks compared to 1997 when the Company partially financed its working capital requirements by discounting letters of credit from customers at a lower cost.

     The tax provision of $321,000 represents the Company's estimated tax provision on its income for the nine months ended September 30, 1998.

     The minority interest charge relates to accrued dividends on the mandatory redeemable shares issued in March, 1998 by DTPI, offset by a credit associated with TMSI's minority interest in the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------

     In connection with the award of certain long-term service contracts in Mexico and Venezuela, and due to the capital intensive nature of the Venezuelan contract, and other contracts that DTPI may be awarded in the future, the Company continues to review financing alternatives to enable it to pursue these business opportunities in the most beneficial manner. However, there can be no assurance that such financing will be available, or that such financing will be available on terms acceptable to the Company.

     In March of 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its DTPI subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends have been classified as redeemable minority interest in the accompanying Condensed Consolidated Balance sheet at September 30, 1998.

     The mandatory redeemable shares in DTPI are redeemable at the option of the holder (if not sooner converted into common stock of DTPI), on the 5th anniversary of the date of issuance, or in the event of an acquisition of STM and STM continues to hold greater than 50% of the voting stock of DTPI. The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance. These dividends of $600,000 per annum have been classified as minority interest in the accompanying statements of operations for the three and nine-months periods ended September 30, 1998.

     In June, 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (TMSI) to Inter-Tel, Inc. (Inter-
Tel), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was realized and is included in the accompanying Condensed Consolidated Statement of Operations for the nine-month month period ending September 30, 1998.

     In September 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale of remote terminal equipment utilized in the provision of telephony service.

     For the first nine months of 1998, the Company had negative cash flows from operations of $6,413,000, compared to positive cash flows of $825,000 in the same period of 1997. The decrease in cash flows from operations was primarily due to a decrease in accounts payable, increased investments in accounts receivable, inventories, and other assets; partially offset by increases in accrued liabilities, and customer deposits.

     Cash flows from investing activities provided $5,523,000 during the nine months of 1998. The sale of short-term investments provided $2,300,000 and the sale of fixed assets, associated with the revised long-term service contract in Mexico, provided $5,353,000. An equity investment by DTPI used $2,130,000.

     Cash provided by financing activities during the nine months of 1998 totaled $13,436,000. An increase in short-term borrowings provided $3,350,000 while repayment of long-term debt used $250,000. A decrease in long-term receivables provided $307,000. Proceeds from an equity offering totaled $9,905,000; $4,000,000 from the issuance of common stock in the Company and $5,905,000 from the issuance of redeemable preferred stock in DTPI. Proceeds from the exercise of employee stock options provided $124,000.

     Overall, the Company's cash, cash equivalents, and short-term investments totaled $18,868,000 at September 30, 1998, as compared to $8,622,000 at December 31, 1997.

     Management expects to have sufficient cash generated through operations, through availability under credit lines and through other sources to meet the anticipated cash requirements for the next 12 months.

Year 2000
---------

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue", or "Y2k." The Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues and has created a Year 2000 Task Force to implement the Year 2000 Plan.

     The Company's Year 2000 Plan has seven phases, which are as follows: 1) Phase 1--Organizational Awareness, which entails educating employees, senior management and the board of directors about the Y2k problem and how to deal with it; 2) Phase 2--Inventory and Supply Management, which entails taking a complete inventory of systems and their relative priority to continuing operation and implementing a supply management process for top vendors and critical components; 3) Phase 3--Assessment, which entails assessing systems and their Y2k compliance status; 4) Phase 4--Planning, which entails identifying potential solutions and their cost in dollars, schedule and ripple effect; 5) Phase 5-- Renovation, which entails implementation of fixes; 6) Phase 6--Validation, which entails testing the fixes for compliance; and 7) Phase 7--Contingency Planning, which entails preparing for rollover staffing, inventory adjustment and other actions which would mitigate the effect of a Y2k failure.

     The Company's Year 2000 Plan will be applied in five different areas of coverage: a) internal systems; b) current products; c) vendors; d) existing customers; and e) key business partners.

Internal Systems

     The Company's internal business systems and PC applications will be a primary area of focus. The Company is currently evaluating its software applications, including, but not limited to, its business systems software, personal computers, computerized manufacturing equipment and embedded chips to identify any Year 2000 issues that could significantly disrupt the Company's operations.

     The Company plans to have completed the Inventory and Assessment phase of substantially all critical systems by December 31, 1998, with the Planning phase to be completed by February 28, 1999 and the Renovation and Validation phases to be completed by September 1, 1999. The Company currently expects to be Year 2000 compliant on all critical systems which rely on the calendar year before December 31,

1999. Some non-critical systems may not be addressed until after January 2000, however, the Company believes such systems will not disrupt the Company's operations significantly.

Current Products

     The Company's certification group has conducted evaluations of its current products to determine if they are Year 2000 compliant. The Company does not currently believe that there are any material Year 2000 defects in its products. With respect to components in the Company's products that are manufactured by third parties, the Company has completed the Inventory Phase and created a list of potential problem components, none of which are considered material at this time. The vendors of these components are in the process of being contacted for assurances regarding their Year 2000 compliance status.

Vendors

     The Company has recently completed the Inventory phase and is currently in the Assessment Phase with respect to the Year 2000 status of critical suppliers, and anticipates initiating more extensive inquiries with significant suppliers during the fourth quarter of 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company does not currently believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the business operations or financial performance of the Company.

Existing Customers

     With respect to past products that have been shipped to existing customers, the Company is still in the Assessment Phase but has already identified certain problems which will require upgrades to operational networks to make them Year 2000 compliant. The Company is in the process of contacting its customers to notify them of such problems and expects to complete all necessary upgrades by September 30, 1999. The Company currently estimates that the total cost of implementing such upgrades will not exceed $1.0 million and will likely be offset by service fees charged in connection with completing such upgrades. The Company believes that a small portion of the upgrades will be provided free of charge as part of the warranty coverage on the products being upgraded.

Key Business Partners

     The Company anticipates completing the Inventory phase with respect to its key business partners by November 30, 1998, and plans to initiate inquiries with such key business partners during the fourth quarter of 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

     The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $1.0 million.

     The Company anticipates that the Year 2000 issue will not have a material adverse effect on the financial position or results of operations of the Company. There can be no assurances, however, that the systems of other companies or governmental entities, on which the Company relies for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or the governmental entities, would not have a material adverse effect on the financial position or results of operations of the Company. If third party service providers and vendors, due to the Year 2000 issue, fail to provide the Company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

Contingency Plan

     The Company has not formulated a contingency plan at this time but is confident that it will have a contingency plan in place prior to January 1, 2000.

     The foregoing Management's Discussion and Analysis of Results of Operations and Financial Condition and the discussion of Year 2000 issues contains forward-looking statements and should be read in conjunction with the Company's disclosures under the caption "Risk Factors and Forward Looking Statements."

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

     PART II -- OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
The 1998 Annual Meeting of Stockholders of the Corporation was held on September 17, 1998. The following matters were voted on:

    (1) The Stockholders of the Corporation elected the following individuals to the Company's board of directors

         Name                               Votes For      Votes Withheld
         ----                               ---------      --------------
         Emil Youssefzadeh                  6,244,289          385,211

         Jack F. Acker                      6,244,289          385,211

         Frank T. Connors                   6,244,289          385,211

         Chan Kien Sing                     6,244,289          385,211

         Dr. Ernest U. Gambaro              6,244,289          385,211

         Lawrence D. Lenihan, Jr.           6,244,289          385,211

         Guy W. Numann                      6,243,189          386,311


    (2) The Stockholders of the Corporation ratified an amendment to the Corporation's Incentive Stock Option, Nonqualified Stock Option a Restricted Stock Purchase Plan -- 1992 to increase the number of shares subject thereto by 900,000 to a total of 1,750,000. The voting results were as follows:

         Votes For       Votes Against         Abstain       Broker Non-Votes
         ---------       -------------         -------       ----------------

         4,369,549       554,281               111,696       1,593,524

    (3) The Stockholders of the Corporation ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. The voting results were as follows:

         Votes For       Votes Against         Abstain
         ---------       -------------         -------
         6,594,600       32,500                2,400

Item 5 -- Other Information
---------------------------

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

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits
-------------

No.
---
27  Financial Data Schedule

(b)  Reports on Form 8-K
------------------------

The Company did not file any reports on Form 8-K during the quarter ending
     September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            STM Wireless, Inc.


Date:  November 11, 1998    By: /s/ JOSEPH WALLACE
                                ------------------------------------------------
                                    Joseph Wallace
                                    Vice President, Finance
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)