Form 10-K
period 1998-12-31
STM WIRELESS INC
filed 1999-04-15
CIK 765414

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the year ended December 31, 1998
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from       to
                                                   -----    -----

                       Commission File Number 0-19923

                               ----------------

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

                                (949) 753-7864
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.001 par value per share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of April 12, 1999, the aggregate market value of the registrant's common stock, held by non-affiliates of the registrant was approximately $16,800,422 based on the closing sales price of $4.75 per share of the common stock as of such date, as reported by The NASDAQ Stock Market. As of April 12, 1999, 7,042,204 shares of the registrant's common stock were outstanding.

===============================================================================

                              Page 1 of 78 Pages
                       Exhibit Index appears on Page 75

                                    PART I

ITEM 1--BUSINESS

The Company

  STM Wireless, Inc. (the "Company" or "STM"), is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations, sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company historically has focused its sales efforts on the international marketplace, particularly developing countries because management believes that these areas offer greater applications for the Company's technology, a higher growth potential and more favorable competitive dynamics. The Company's proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia.

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

Recent Events

  On April 14, 1999, the Company announced that it had entered into a letter of intent with Remec, Inc. (Nasdaq NM Symbol: REMC) ("Remec") which provides for the merger of the Company with Remec, or a subsidiary of Remec. The merger will be structured as a tax-free, pooling of interests transaction. Each stockholder of the Company will receive one share of Remec Common Stock for every 3.8 shares of STM common stock currently owned by the stockholder. The transaction is subject to the preparation and execution of a definitive merger agreement, final approval of the board of directors of the Company and Remec, approval by the Company's stockholders and other customary terms and conditions. As a result of the foregoing contingencies, there can be no assurance that the Company will consummate the transaction.


Description of the Business

  The Company develops, manufactures and markets wireless based satellite communications infrastructure products to customers for the creation of public and private networks. These networks are used to either bypass or extend terrestrial networks or in some instances to provide a communications infrastructure where a terrestrial network does not exist. The Company's products provide customers with the ability to transmit many forms of information including voice, fax, data and video. The Company sells its products primarily in the international marketplace where the growing deregulation of telecommunications markets and rapid economic growth stimulates the demand for communications infrastructure. The solutions currently provided by the Company are principally satellite communications networks which can be deployed and reconfigured faster and at a lower cost than terrestrial alternatives. The main products that STM sells are small, two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment.

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

  The Company has established alliances with customers, distributors and sales representatives in over 30 countries and has supplied networks to customers or end users in many geographic areas, including Argentina, Bosnia, Brazil, Canada, Chile, China, Columbia, Dominican Republic, Ecuador, Germany, Haiti, Holland, Hungary, India, Italy, Kenya, Malaysia, Mauritania, Mexico, Pakistan, Peru, Philippines, Poland, Saudi Arabia, Spain, Sudan, Thailand, the United States, Venezuela and Zambia.

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

  The Company focuses its sales efforts on both VSAT applications for rural telephony comprising the provision of basic telephony services to rural or isolated areas of developing countries and enterprise networks for businesses or government organizations.

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

Rural Telephony Market

  As the world's economies continue to globalize, the need for countries to provide their population with access to telecommunications service has become significantly more important as a means of increasing competitiveness. In developed countries, the International Telecommunications Union reports estimate that the average telephony penetration is over 50 lines per 100 inhabitants, while the overall global penetration is still under 15 lines per 100 inhabitants and, in certain developing countries, less than two lines per 100 inhabitants. In response, many developing countries throughout the world have begun to make significant capital expenditures on the deployment of new networks and the expansion of their existing telephone infrastructure to increase telephony penetration. While traditional terrestrial telecommunications networks are being deployed and expanded in the urban areas of these developing countries to increase telephony penetration, it is more difficult to provide networks to the rural areas of these countries due to the dispersion of the population and difficult terrain that often characterizes these locations. As a result, in a large number of remote and rural areas in developing countries, there continues to be limited or no telephone service.

  Historically, the local telephone service providers in less developed countries, where the need for rural telephony is greatest, have focused their attention on developing and increasing the telephony penetration in urban areas, which they have considered better short-term opportunities to increase revenues at a lower cost, rather than providing rural telephony. In response to the need for telephone service in rural areas, governments are increasingly putting pressure on the telephone service providers to offer universal service coverage by ensuring telephony availability in these regions. Deregulation of the telecommunication markets in these developing countries has led to increased competition and many governments are requiring the domestic telephone companies to fulfill certain rural telephony obligations as a prerequisite to renewing their licenses. The Company believes that this increased emphasis on providing rural telephony services will generate significant market opportunities primarily in Latin America, Asia/Pacific and Eastern Europe.

  There are a number of alternatives to satellite technology that are being used to meet increased demand for telecommunication services. Wireline and cellular telephony networks can be used to effectively meet telecommunications needs in rural areas with relatively higher population densities. However, in many of the rural areas of developing countries, villages can be scattered several hundred miles apart and may be inaccessible by road at times due to harsh terrain or at certain times of the year due to climatic conditions. In addition, the spending power of the inhabitants of those villages has limited the subscriber count. Satellite telephony networks offer significant advantages compared to traditional telephony systems in these areas. The following describes the primary disadvantages of using alternative technologies in these markets:

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

     Wireless local loop systems ("WLL"): Much like cellular systems, typical WLL systems involve the use of fixed or mobile telephone handsets to communicate with locally installed base station transmitters. WLL systems are generally designed for higher density applications than those addressed by the Company. However, due to their lower cost and efficiency for local distribution WLL systems can be used as a complementary distribution product in satellite-based rural telephony networks and the Company is examining such combined product solutions through its SpaceLoop product which is currently under development.

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

     Mobile satellite systems ("MSS"): Mobile satellite systems involve the use of hand held phones to communicate typically via Low Earth Orbiting Satellites ("LEOS"). In the MSS model, the LEOS act as a replacement for the local base station transmitter of cellular systems but provide much greater range based on the satellite footprint. The first major MSS system, Iridium, commenced operation in 1998. Due to the high cost of satellite construction and launch, MSS systems are expected to have much higher usage costs. This predicates against their use as a viable replacement of VSATs for the rural telephony market.

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

  To complement its product offerings, the Company is developing a WLL product, SpaceLoop, and is considering entering into strategic relationships with other providers of WLL products, thereby ensuring that the Company has an economical product offering in more densely populated regions.

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

  Historically, the concentration of sales of VSATs in the United States and other developed countries has been primarily to large corporations for transaction oriented enterprise networks. It is believed that over 60% of worldwide installations for enterprise network VSAT terminals are in North America. The Company has traditionally focused its efforts in the international markets due to the more favorable competitive environment, the growth potential of the market, especially in rural telephony and other services and the Company's overseas operating experience.

Business Strategy

  STM seeks to leverage its technical strength in networking and telephony technologies as well as its strong position and marketing expertise in international markets to become the leading supplier of satellite-based communications solutions to emerging countries. To achieve this objective, the Company is pursuing the following initiatives:

  Solidify Position in Rural Telephony Market: In a large number of rural areas in developing countries, telephone service is limited or non-existent. Often such areas are characterized by rough terrain, low population density and a harsh climate. As deregulation and economic necessity have spurred demand in developing nations for telecommunications infrastructure, many countries have mandated that their telephone companies provide telephony services to rural regions. The Company believes that satellite communications networks, which can be deployed and reconfigured faster and at a lower cost than terrestrial and microwave transmission alternatives, offers a cost effective solution for these regions.

  Management believes that STM offers a comprehensive rural telephony solution through a suite of products specifically designed to service these needs. Management believes that the use of VSATs for rural telephony is still in its infancy and a substantial global market opportunity exists for this technology to serve rural telephony needs.

  Expand Market Share in Enterprise Networks: VSAT networks are also used by organizations with numerous geographically dispersed locations and frequent communications needs between those remote locations. VSAT-based enterprise networks are attractive to customers due to the substantial cost savings as well as the higher level of flexibility and control these networks offer compared to traditional telephone service. Both political and regulatory advances have contributed to the international market growing faster than the domestic market. The Company's enterprise network strategy is to capitalize on its international expertise to sell products in the international market.

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

  The Company's VSAT products fall into two categories. Both of these product categories may be used by customers to build networks capable of communicating voice, fax, data and video, but, because they use different architectures, the use of each product is determined by the particular needs of the customer's network. The principal difference between the two product categories lie in the methodology used for communicating between any two remote VSATs on a network. There is a "mesh" product that employs circuit switched transmission. In mesh networks, any one VSAT communicates directly with any other VSAT on the network via a single transmission to and from the satellite. Then, there is what is often termed a "star" product that employs packetized transmission.

 Existing Products and Products Under Development

  Satellite Products:

  SpacePhone: In 1998, the Company completed development of SpacePhone, which is a low cost telephony product derived from and compatible with DAMA 10000. As an extension of DAMA 10000, the SpacePhone is targeted at the provision of telephony services to unserved or underserved regions of the world. SpacePhone is designed to provide reliable, affordable, on-demand telecommunications service in remote and rural areas. SpacePhone is a small, lightweight and low cost terminal ideally suited for areas where telecommunications service is unavailable, unreliable or simply too expensive. Since it is satellite-based, a SpacePhone terminal is capable of being installed quickly, virtually anywhere, to allow immediate access to the

SpacePhone network and the PSTN. SpacePhone provides telecommunications service with high quality voice and industry standard interfaces.

  SpaceWeb: In 1998, the Company completed development of SpaceWeb, which is an evolutionary development of the X.STAR family and is fully compatible with X.STAR. SpaceWeb provides a low cost, star-connected solution for data, fax and voice applications and is aimed at international Internet access. SpaceWeb is a low cost terminal that communicates with a low cost central hub whose modular architecture will be designed to provide attractive start up costs, without restricting network growth potential. For reliable end to end communications, SpaceWeb utilizes the Company's X.STAR communications protocol and supports all of the same communications protocols as X.STAR.

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

  SpaceLoop: The Company's SpaceLoop product, currently under development, provides a wireless local loop ("WLL") solution for rural telephony. In rural areas where there are a fairly large number (approximately between 50 and 500) of potential subscribers within a five-kilometer radius, both business and residential, it is not economical to deploy DAMA 10000 or SpacePhone terminals for each subscriber due to their relatively high cost per line deployed. Where the average usage per month per subscriber is likely to be 400 minutes or less, STM would deploy a WLL solution with a lower capital cost per line installed, that allows such customers to become subscribers at a much lower price point. STM's SpaceLoop technology would be used to provide WLL connectivity within a community. STM has already deployed an early version of its SpaceLoop product in the field and it is expected that final development of SpaceLoop will be completed in 1999.

Services

  Rural Telephony Services: Utilizing equipment manufactured by STM and others, Direc-To-Phone International ("DTPI"), through joint ventures and partnership agreements with local telecommunication service providers, provides rural telephony services in developing countries. DTPI invests in the joint ventures, contributes technology, know-how and expertise, while the local partners maintain the operating licenses, and provide frontline customer service, as well as contributing their share of the required investment.

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

Sales and Marketing

  Network Systems Division: The Company sells its satellite communication products directly and through international distributors and alliances which are supported by the Company's sales and marketing personnel. The Network Systems division has focused its sales efforts on the following:

  . Expanding global coverage through increasing the number of highly trained, direct sales personnel with regional responsibilities.

  . Identifying sales opportunities that exist with newly licensed service providers in international markets, particularly those focused on providing rural telephony services.

  . Identifying capable, local distributors and replacing, if necessary, its current distributors and alliances.

  . Supplying highly integrated, low cost solutions to customers through the Company's product offerings.

  Direc-To-Phone International, Inc.: DTPI was founded as a separate business unit of STM with the intention of becoming the predominant provider of Direct To Home telephony services in developing countries. DTPI aims to achieve market penetration and volume by moving toward consumer level pricing and operation. To achieve this, DTPI is focused on the following:

  . Being the first to market a fixed satellite telephony solution, on a mass scale, with a consumer oriented product that can satisfy the demand in unserved areas;

  . leveraging the marketing, operating and technical capabilities of local partners for each region or country;

  . providing potential subscribers and users with a high quality telephone and other added value services;

  . employing a system design that has the lowest recurring cost compared to other satellite-based competing systems;

  . offering domestic long distance calls, to the extent possible from a regulatory standpoint, at the same basic per minute rate as local calls;

  . employing a consumer oriented sales and marketing strategy that differentiates the Company from others and provides for a higher level of product acceptance by end users; and

  . seeking strategic partners who can further increase the visibility and market penetration of the Company's services.

  Export sales, as a percentage of revenues, were approximately 90%, 95% and 90% in 1998, 1997 and 1996, respectively. In 1998, two customers, one in Latin American and one in Asia, represented 23% and 10% of revenues, respectively. Reference is made to note 15 to the consolidated financial statements-- Business Segment Information and Sales to Principal Customers in item 8 "Financial Statements, Financial Statement Schedule and Supplementary Data".

Backlog

  The Company's backlog represents all future revenues that may be earned from sales orders or sales contracts for products or services. As of December 31, 1998, the Company's backlog was approximately $21.1 million, comprising approximately $7.5 million in long-term service related contracts and approximately $13.6 million for products. At December 31, 1997, the Company's backlog was approximately $153.2 million, which included approximately $100 million relating to DTPI's contract in Mexico with Miditel S.A. de C.V. ("Miditel") and $50 million relating to DTPI's share of a long-term service agreement in Venezuela with Compania Anonima Nacional Telefonos de Venezuela ("CANTV"). The $100 million service contract with Miditel was renegotiated in September 1998, whereby Miditel paid for certain equipment and entered into a new contractual commitment for $70 million. As a result of Miditel's inability, to date, to secure additional funding, the December 31, 1998 backlog does not include a contractual commitment for this $70 million from Miditel to DTPI. See Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 for a further description of the status of the Miditel contract. The long-term service agreement with CANTV was effected through the formation of a joint venture company, Altair C.A. CANTV has control of Altair, although DTPI manages day-to-day operations. The Altair investment is accounted for under the equity method. As such, the revenue that the Company will recognize under the contract is approximately $10.2 million of which $7.5 million is in backlog at December 31, 1998. The Company manufactures its products on the basis of customer orders and its forecast of near-term demand from its customers and for use by DTPI in its service business. The Company conducts nearly all of its business with foreign customers in United States currency and accordingly, is generally not subject to foreign currency fluctuations. However, reference is made to Management's Discussion and Analysis of Results of Operations and Financial Condition for a description of the Company's foreign currency exposure in Brazil. Customary terms of business for product sales are a substantial deposit on order with the remainder guaranteed by an irrevocable letter of credit or, when appropriate, open account.

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

Research and Development

  The Company's research and development efforts are devoted to the design and implementation of satellite and wireless radio communications network hardware and software. The Company's future growth depends on adaptation of its existing satellite communications products to new applications, and the introduction of new communications products that will gain market acceptance and benefit from the Company's established international distribution channels. Accordingly, the Company is actively applying its communications expertise to design and develop new hardware and software products and enhance existing products.

  STM's R&D efforts are primarily focused on reducing the overall cost of ownership of its products to its customers, thereby expanding the addressable market size. For example, in 1998, the Company completed development of two new low cost products; SpacePhone, aimed at the rural telephony market, and SpaceWeb, to provide fast internet communication in enterprise networks. The Company believes that these products will be priced low enough to attract a large market internationally. In addition, the Company may opportunistically acquire products, technologies or companies consistent with its commercial objectives to serve the evolving needs of the Company's customer base.

  In 1998, 1997, and 1996, the Company incurred expenses of $8,102,000, $6,387,000, and $6,895,000, respectively, on research and development activities. During this period, the Company enhanced the TXR-3000 VSAT, and continued the development of the DAMA 10000 VSAT, SMR 2000, SCPC C-Band satellite transceiver, completed development of the SpacePhone and SpaceWeb products and continued development of the SpaceLoop product.

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

  DTPI's potential direct competitors in the geostationary rural telephony service arena are suppliers of geostationary networks such as Hughes, Scientific-Atlanta and Gilat. However, due to the significant investments in technology made by STM in the past years, it is believed that STM presently holds a strong competitive position in rural telephony products. Furthermore, with DTPI's installations in Mexico and Venezuela and STM's prior rural telephony sales in Thailand and Argentina, the Company believes DTPI is a leader in rural telephony solutions. Other geostationary satellite-based competitors include American Mobile Satellite Corporation (AMSC), Asia Pacific Mobile Telecom (APMT), Afro-Asian Satellite (ASC), Asean Cellular System (ACS) and Comsat.

  Mobile Satellite Systems (MSS) use Low Earth Orbit Satellites (LEOS). LEOS, because of their low proximity to the earth, move in relation to the earth's surface, therefore, a constellation of satellites is needed. At any one time, two or more satellites must be in sight of the user in order to carry out a successful call handoff if the active satellite disappears below the horizon. This adds to the complication and expense of the MSS offering. MSS does have two advantages--smaller handheld terminals and lower voice transmission delay.

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

Patents and Intellectual Property

  The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. Except for terrestrial and low cost telephony products, the Company does not have patent protection on any aspect of its technology or software. The Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not result in a competitive advantage in areas of rapid technological change. Further, patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company believes that the value of its products is dependent upon its proprietary software and hardware remaining trade secrets or subject to copyright protection. However, with its venture into new fields such as terrestrial and low cost telephony products, the Company believes that patent protection may be more appropriate. Accordingly, the Company has applied for two patents and intends to pursue patent protection for additional products developed by the Company. However, there can be no assurance that the Company's proprietary technology will remain a trade secret, or that others will not develop a similar technology and use such technology to compete with the Company. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

  As of December 31, 1998, the Company employed 197 people on a full-time basis, including 66 employees in engineering/research and development, 40 employees in manufacturing, 22 employees in marketing and sales, 43 employees in administration and accounting and 26 employees in customer service and support.

  The Company believes that its relations with all employees are satisfactory. The employees and the Company are not parties to any collective bargaining agreements.

Risk Factors

  FORWARD LOOKING STATEMENTS. THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LIQUIDITY AND FINANCING RISKS, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES.

  BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

Liquidity; Future Capital Requirements

  The Company used net cash in operations of approximately $19.4 million in the year ended December 31, 1998. There can be no assurance that the Company will generate positive cash flow from operations in 1999 or thereafter. The Company's ability to fund its capital requirements out of available cash, traditional sources of financing and cash generated from operations will depend on numerous factors, including but not limited to the commercial success of the Company's products and services, the Company's ability to renew its $10 million line of credit, which expired as of April 1, 1999, and the Company's ability to collect payments for certain sales commitments. See Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 for a discussion of the Company's line of credit status. The Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. The Company believes that such alternative sources of financing are available to meet its anticipated cash requirements in the next 12 months. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. The Company is currently implementing a plan to reduce its operating expenses. However, in the event the Company is unable to raise additional working capital, further cost reduction measures would be necessary including, without limitation, the sale or consolidation of certain operations, the delay, cancellation or scale back of product development and marketing programs and other actions. No assurance can be given that such measures would not materially adversely affect the Company's ability to manufacture and sell commercially viable products and services, or that such measures would be sufficient to generate operating profits. Certain of such measures may require third party approvals, including the Company's financial institution, and there can be no assurance that such consents or approvals can be obtained.

Bank Financing

  In connection with the Company's short-term borrowings (see note 8 to the consolidated financial statements) under a secured $10,000,000 revolving line of credit with Wells Fargo HSBC Trade Bank N.A.

guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999 with the current borrowings at $9,050,000. On April 13, 1999, the Company received a demand letter from the Bank, in which the Bank threatened to pursue all available remedies, including commencing foreclosure proceedings on its collateral if all outstanding amounts were not paid by the Company within ten days. The Company is currently in discussions with the Bank with respect to a six month Forbearance Agreement and expects to make suitable arrangements with the Bank prior to the expiration of the ten day period in the demand letters. The Forbearance Agreement will require the Company to give the bank, amongst other things, additional collateral including a second deed of trust on the Company's corporate headquarters, a pledge of stock of and guarantees from all the Company's domestic and foreign subsidiaries (except DTPI), a pledge of the note receivable from DTPI (see note 10 to the consolidated financial statements) and an assignment of the Company's patents, trademarks and leasehold interests. The Forbearance Agreement will also reduce the advance rates against inventory and accounts receivable balances and will require a permanent paydown of the line of credit should the Company sell its corporate headquarters or should DTPI repay the note to STM out of the proceeds of future financings.

  There can no assurance that the Company will reach agreement with the bank for this Forbearance Agreement, nor that should the Company reach agreement with the bank, that there will not be another event of default during the forbearance period. Additionally, there can be no assurance that the Company will have sufficient eligible foreign orders, inventory and accounts receivable balances to enable the Company to continue to borrow at its current level. Should the Company not reach agreement with the bank or should the Company experience an event of default under the Forbearance Agreement or should the Company not have sufficient eligibility to continue to borrow at its existing levels, the Company may be required to paydown either all or a portion of the line of credit and dispose of certain assets to satisfy obligations to the bank.

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

  The Company has incurred operating losses in 1998, 1997 and 1996. There can be no assurance that there will not be operating losses in the future periods.

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

Dependence on Latin & South America and Asian Markets

  The Company has generated approximately 50%, 14% and 14% of its revenue in Latin and South America in 1998, 1997 and 1996, respectively and 17%, 68% and 53% of its revenue in Asia in 1998, 1997 and 1996, respectively. In 1998, the Company had two customers, one in Latin America and one in Asia, which represented approximately 23% and 10% of the Company's consolidated revenues for 1998 respectively. The customer in Latin America is experiencing financial difficulties at this time and it is uncertain if any revenues will be generated from this customer in future years. In addition, the Company generated approximately 2%, 59% and 33% of revenues from another Asian customer in 1998, 1997 and 1996, respectively. The recent deterioration of the Asian economies is impacting the level of revenues that the Company is earning from this customer. While in any individual year, the Company's revenues generally represent new projects to new or existing customers in new or existing geographic regions, there can be no assurance that the turmoil in the Asian economies and the Brazilian currency crisis will not negatively impact the level of revenues generated by the Company in these markets in future years. The Company has currently broadened its sales efforts to Latin America, Africa and the Middle East.

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

Sales To Foreign Customers

  The Company's success is dependent upon its ability to continue to successfully market voice and data VSAT communication networks in the international market. The Company's export sales, as a percentage of total revenues, were approximately 90%, 95% and 90% in 1998, 1997 and 1996, respectively. As a result, the Company is subject to various risks, including currency fluctuations, greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements, such as import requirements, tariffs and other barriers, differences in intellectual property protections, difficulties in staffing and managing foreign operations, longer accounts receivable cycles and delays in resolving customer disputes, repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the satellite network service industries in the Company's target markets are highly regulated, which may limit the number and identity of potential service providers to which the Company can sell its products. Given the high degree of regulation in the Company's target market, and given the fact that such markets, which are primarily developing countries, involve greater political and economic instability, there can be no assurance that the Company's products will achieve general market acceptance in the Company's target markets. The Company's foreign sales are generally invoiced in U.S. dollars.

However, as the Company continues to expand its international operations, the Company may be paid in foreign currencies with greater frequency, and exposure to losses in foreign currency transactions may increase. See Management's Discussion and Analysis of Results of Operations and Financial Condition for a description of the Company's foreign currency exposure in Brazil. In addition, if the relative value of the U.S. dollar in comparison to the Company's foreign customers' currency should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Success of DTPI

  Under the terms of its contract in Venezuela, Direc-to-Phone International, Inc., a subsidiary of STM ("DTPI"), is required to finance a portion of the build-out of the rural telephony network for its long-term service contract in Venezuela. This will require substantial capital expenditures by DTPI. Furthermore, DTPI is investing in establishing a senior management team, whose responsibilities will be to grow the business and to secure new contracts in other countries. For DTPI to succeed, the Company will have to attract substantial debt or equity financings either into DTPI directly, or into STM. Due to the long term nature of the contracts that DTPI enters into, should there be a breach of contract by either party to the contracts, or should the customer be unable to pay the guaranteed revenues under the contracts, DTPI may not be able to realize expected revenues and cash flows. In March 1998, the Company completed a $10 million equity offering and is working with other investors to secure additional financing. Should the Company not be able to secure additional financing, or should customer disputes or collectibility issues arise, the Company may not be able to meet its business objectives for DTPI which could have a significant impact on the size of the Company's business and its level of profitability in the future.

Competition

  The market for the Company's products is intensely competitive. Many of the companies that have developed competing technologies and that market competing products, including Hughes Network Systems and Scientific Atlanta, have significantly greater financial, technical and marketing resources than the Company. In addition, the Company's competitors in rural telephony have substantially greater resources available to them to develop their products and to establish strategic relationships in developing countries. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive or that their greater financial resources will not enable them to penetrate developing countries more quickly than DTPI. The Company also competes against various companies that offer communications network systems based on other technologies (e.g., terrestrial lines and frame relay or radio and microwave transmission) that in certain circumstances can be competitive in price and performance with the Company's products. There can be no assurance that these or other technologies will not capture a significant part of the markets in which the Company's VSAT products compete.

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

Except for terrestrial and low cost telephony products, the Company does not have patent protection on any aspect of its technology or software. The Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not provide a competitive advantage in areas of rapid technological change. The use of trade secrets and copyrights will not necessarily protect the Company from the use by other persons of its technology or software, or technology or software that is similar to that which is embodied in the Company's trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company's technology and software in whole or in part. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. With respect to the Company's venture into new fields such as terrestrial and low cost telephony products, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for two patents and intends to pursue patent protection for additional products developed by the Company. In addition, as the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence On Key Personnel

  The Company's future performance is significantly dependent on the continued active participation of Emil Youssefzadeh, the Company's founder and Chief Executive Officer. Should Mr. Youssefzadeh leave or otherwise become unavailable to the Company, the Company's business, operating results and financial condition may be materially adversely affected. The Company has obtained a "key man" life insurance policy in the amount of $5,000,000 on the life of Mr. Youssefzadeh. In addition to Mr. Youssefzadeh, the Company's future success depends upon its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel.

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

Dependence on a Limited Number of Customers

  A significant portion of the Company's revenues are derived from a limited number of customers. The Company's success depends, in part, on its ability to establish and maintain relationships with such customers. Revenues attributable to the Company's top two customers in 1998 constituted approximately 33% of the Company's revenues. As a result, a decrease in revenues generated from either of these customers could have a material adverse effect on the Company's business, results of operation and financial condition.

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

Control by Directors, Executive Officers and Affiliated Entities

  As of March 31, 1999, the officers, directors, principal stockholders and their affiliates owned approximately 51.4% of the outstanding Common Stock. If such stockholders were to act in concert, they would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors. Such concentration of ownership could discourage or prevent a change in control of the Company. See "Principal Stockholders."

Possible Volatility of Stock Prices

  The market prices for securities of technology companies, including the Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards and other events or factors may have a significant impact on the market price of the Company's Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of the Company's Common Stock. In addition, the Company trades on the NASDAQ National Market under the symbol "STMI". For continued inclusion on the NASDAQ National Market, a company must satisfy a net tangible asset test, a minimum bid price of $1.00 and certain other requirements. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of the Company's Common Stock and the trading price per share could be reduced. There can be no assurance that the Company will continue to be able to satisfy the NASDAQ listing requirements.

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

Concentration of Credit Risk

  See note 14 to the consolidated financial statements which discusses sales to Principal Customers. The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis. These sales are on a letter of credit or a similar guaranteed basis or on an open account basis.

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

Year 2000

  Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues and has created a Year 2000 Task Force to implement the Year 2000 Plan.

  The Company's Year 2000 Plan has seven phases, which are as follows: 1) Phase 1--Organizational Awareness, which entails educating employees, senior management and the board of directors about the Y2k problem and how to deal with it; 2) Phase 2--Inventory and Supply Management, which entails taking a complete inventory of systems and their relative priority to continuing operation and implementing a supply management process for top vendors and critical components; 3) Phase 3--Assessment, which entails assessing systems and their Y2k compliance status; 4) Phase 4--Planning, which entails preparing an estimate of cost and identifying potential solutions and their cost in dollars, schedule and ripple effect; 5) Phase 5--Renovation, which entails implementation of fixes; 6) Phase 6--Validation, which entails testing the fixes for compliance; and 7) Phase 7--Contingency Planning, which entails preparing for rollover staffing, inventory adjustment and other actions which would mitigate the effect of a Y2k failure.

  The Company's Year 2000 Plan will be applied in five different areas of coverage: a) internal systems; b) current products; c) vendors; d) existing customers; and e) key business partners.

  Internal Systems. The Company's internal business systems and PC applications will be a primary area of focus. The Company is currently evaluating its software applications, including, but not limited to, its business systems software, personal computers, computerized manufacturing equipment and embedded chips to identify any Year 2000 issues that could significantly disrupt the Company's operations.

  The Company has completed the Inventory and Assessment phase of substantially all critical systems. The Renovation and Validation phases are scheduled to be completed by September 1, 1999. With the exception of a scheduled upgrade to the Companies Infoflow business management software system, upgrades primarily consist of implementing free bug patches or planned software upgrades to current versions. The Company expects to be Year 2000 compliant on all critical systems which rely on the calendar year before December 31, 1999. Some non-critical systems may not be addressed until after January 2000, however, the Company believes such systems will not disrupt the Company's operations significantly.

  Current Products. The Company's certification group has conducted evaluations of its current products to determine if they are Year 2000 compliant. The Company does not currently believe that there are any material Year 2000 defects in its products. With respect to components in the Company's products that are manufactured by third parties, the Company has completed the Inventory and Assessment phase and does not currently believe that there are any material Year 2000 defects.

  Vendors. The Company has completed the Inventory phase and is currently in the Assessment phase with respect to the Year 2000 status of critical suppliers. The Company has contacted the top 99% of critical suppliers, and has completed over 65% of the Assessment phase with no serious risks discovered. The Company does not currently believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the business operations or financial performance of the Company.

  Existing Customers. With respect to products that have been shipped to existing customers, the Company has identified certain problems that will require upgrades to operational networks to make them Year 2000 compliant. The Company is in the process of contacting its customers to notify them of such problems and expects to complete all necessary upgrades by September 30, 1999. The Company currently estimates that the total cost of implementing such upgrades will not be material and will likely be offset by service fees charged in connection with completing such upgrades. The Company believes that a small portion of the upgrades will be provided free of charge as part of the warranty coverage or software maintenance agreements on the products being upgraded.

  Key Business Partners. The Company has completed the Inventory phase with respect to its key business partners, and currently is in the Assessment phase with over 60% completion to date. The Company has not identified any areas where the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

  Contingency Plan. The Company has not formulated a contingency plan at this time but expects to have a contingency plan in place prior to January 1, 2000.

  The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $1.0 million (including the cost of upgrading the operational networks of current customers).

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

ITEM 2--PROPERTIES

  The Company's principal offices are located in a 62,000 square foot facility in Irvine, California, which houses all functions including manufacturing, engineering, accounting, administration, marketing, sales, and service. The Company purchased this facility on July 28, 1994 with cash reserves and a purchase money promissory mortgage note (the "Mortgage Note") in the amount of approximately $4.3 million. The Mortgage Note is secured by the Company's land and building, accrues interest at 7% per annum, and requires monthly principal and interest payments of approximately $28,700 which commenced with the Company's occupancy in October 1994. The Mortgage Note is being amortized over a thirty-year period and matures on September 1, 2009, at which time all remaining principal and accrued interest is due. In addition, the Company's Network Systems Division presently operates out of Duluth, Georgia, where the Company leases a 45,000 square foot building.

ITEM 3--LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1998, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition. However, see Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 for a discussion of the status of the Company's relationship with its Bank.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the NASDAQ Stock Market under the symbol STMI. The high and low transaction prices for the common stock, as reported by the National Association of Securities Dealers, Inc. for each of the quarterly periods for the years ended December 31, 1998 and 1997 are set forth in the following table:

                                                1st     2nd     3rd     4th
   Price Range Per Share of Common Stock      Quarter Quarter Quarter Quarter
   -------------------------------------      ------- ------- ------- --------
   Year Ended December 31, 1998
     High.................................... 13 1/4  14 3/4  10 1/4   7 11/16
     Low.....................................  6 3/4   8 3/4   3 9/16  4
   Year Ended December 31, 1997
     High....................................  8 3/4   9 5/8  18 1/4  20 1/2
     Low.....................................  6 1/2   6 3/8   9       7 7/8

  As of September 30, 1998, there were 88 stockholders of record, and approximately 1,771 beneficial owners.

  The Company does not currently pay cash dividends on its common stock and intends to retain earnings, if any, for use in the operation and expansion of its business.

  In March 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its subsidiary, Direc-To-Phone International, Inc. ("DTPI"), to Pequot Private Equity Fund L.P. ("Pequot"), the private investment vehicle of Pequot Capital Management, Inc. Through the transaction, Pequot acquired 571,429 shares in the Company and an interest in DTPI. The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Rule 506 promulgated under the Act. The mandatory redeemable preferred stock of DTPI is convertible, at the election of the holder, on a one for one basis (subject to antidilution protection), into common stock of DTPI.

ITEM 6--SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

  Effective March 31, 1996, the Company sold all the outstanding common stock of RF Microsystems ("RF"), a wholly-owned subsidiary for $2,926,000. This sale qualified as a disposal of a segment of the business and accordingly prior period financial statements have been reclassified to reflect the discontinuance of this segment of the business. (See note 4 to the consolidated financial statements.)

  In December 1997, the Company issued 480,000 shares of common stock in exchange for all the outstanding common stock of Telecom International, Inc. ("TI"), a company that specializes in network systems integration. The transaction was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the results of TI for all applicable periods. TI commenced operations on June 12, 1995. (See note 3 to the consolidated financial statements.)

  In March 1998, the Company completed a $10 million equity offering of common stock of STM for $4,000,000 and mandatory redeemable preferred stock of DTPI for $6,000,000. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends of $450,000 are classified as redeemable minority interest in the Balance Sheet data at December 31, 1998. The dividends of $450,000 are classified as minority interest in the Company's consolidated statement of operations for the year ended December 31, 1998, and are included in the net loss in the statement of operations data below. (See note 10 to the consolidated financial statements).

  The Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (TMSI) to Inter-Tel, Inc. (Inter-Tel), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was realized and is included in the accompanying statement of operations data for the year ended December 31, 1998. (See notes 3 and 12 to the consolidated financial statements.)

  In September 1998, DTPI renegotiated a long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. DTPI retained ownership of certain gateway infrastructure equipment. Both the remote and gateway equipment were classified as Assets for Long-Term Service Contracts as part of Property, Plant & Equipment in the accompanying Consolidated Balance Sheet at December 31, 1997. As a result of the revision of the agreement, the sales of remote equipment were classified as revenue in the accompanying statements of operations data for 1998, and the gateway equipment continues to be classified as Property, Plant & Equipment in the balance sheet data at December 31, 1998.

  In 1998, the Company formed a joint venture ("Altair") with the national telephone company in Venezuela to provide telephony services in Venezuela. Through its DTPI subsidiary, the Company owns 49% of this joint venture and accounts for its investment on an equity basis. The equity investment of $4,151,000 at December 31, 1998, is included in total assets in the balance sheet data. Revenues earned from sales of equipment to Altair of approximately $3,600,000 are included in total revenues for 1998 in the Statement of Operations data and the equity share of the net income of Altair is included in the net loss for 1998 in the Statement of Operations data.

  The statement of operations data and loss per share of common stock with respect to the years ended December 31, 1998, 1997 and 1996, and the balance sheet data at December 31, 1998 and 1997 are derived from audited financial statements included elsewhere herein. The statement of operations data and income (loss) per share of common stock for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited financial statements reclassified in connection with the disposal discussed above.

                                            Year ended December 31,
                                    -------------------------------------------
                                      1998     1997     1996     1995    1994
                                    --------  -------  -------  ------- -------
                                     (in thousands, except per share data)
Statement of Operations Data
Total revenues....................  $ 42,022  $52,148  $38,294  $31,881 $20,474
Gross profit......................     7,064   13,749    9,328   10,990   8,568
Operating (loss) income...........   (14,764)  (2,227)  (7,255)     998   1,682
Gain on sale of assets............     9,950      --       --       --      --
(Loss) income before cumulative
 effect of change in accounting
 principle in 1994 and
 discontinued operations..........    (9,406)  (2,051)  (5,156)   1,067   1,767
Net (loss) income.................  $ (9,406) $(2,051) $(5,068) $ 1,400 $ 1,562
(Loss) income per share of common
 stock:
  (Loss) income before cumulative
   effect of change in accounting
   principle and discontinued
   operations:
    Basic.........................  $  (1.36) $ (0.32) $ (0.81) $  0.18 $  0.33
    Diluted.......................  $  (1.36) $ (0.32) $ (0.81) $  0.17 $  0.32
  Net (loss) income:
    Basic.........................  $  (1.36) $ (0.32) $ (0.80) $  0.23 $  0.29
    Diluted.......................  $  (1.36) $ (0.32) $ (0.80) $  0.22 $  0.28
Weighted average common shares for
 calculating basic income (loss)
 per share........................     6,936    6,384    6,318    6,009   5,314
Weighted average common shares for
 calculating diluted income (loss)
 per share........................     6,936    6,384    6,318    6,335   5,570
Balance Sheet Data
Working capital...................  $ 16,013  $12,374  $21,773  $24,529 $26,770
Equity investment.................     4,151      --       --       --      --
Total assets......................    63,201   54,417   51,840   46,839  40,216
Redeemable minority interest......     6,355      --       --       --      --
Long term debt....................     4,306    4,577    4,828    4,488   4,445
Stockholders' equity..............  $ 21,758  $27,062  $28,292  $33,028 $30,229

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

                                          Year ended December 31, 1998
                                   -------------------------------------------
                                     1st      2nd      3rd      4th     Total
                                   Quarter  Quarter* Quarter Quarter**  Year
                                   -------  -------- ------- --------- -------
                                    (dollars in thousands, except per share
                                                     data)
Total revenues...................    6,949    9,107  14,323   11,643    42,022
Gross profit.....................      959    2,141   4,815     (851)    7,064
Operating (loss) income .........   (3,967)  (4,906)    335   (6,226)  (14,764)
Gain on sale of assets...........      --     9,950     --       --      9,950
Net (loss) income ...............   (4,074)   4,434      39   (9,805)   (9,406)
Income (loss) per share of common
 stock:
  Basic:.........................  $ (0.62)    0.63    0.01    (1.39)    (1.36)
  Diluted........................  $ (0.62)    0.60    0.01    (1.39)    (1.36)
                                          Year ended December 31, 1997
                                   -------------------------------------------
Total revenue....................  $ 8,228   16,241  20,564    7,115    52,148
Gross profit.....................    2,863    4,514   5,438      934    13,749
Operating income (loss)..........      123      813   1,562   (4,725)   (2,227)
Net income (loss)................  $   152      724   1,200   (4,127)   (2,051)
Income (loss) per share of common
 stock:
  Basic:.........................  $  0.02     0.11    0.19    (0.64)    (0.32)
  Diluted........................  $  0.02     0.11    0.18    (0.64)    (0.32)

--------
 * The results for the second quarter of 1998 include a gain on sale of the assets of TMSI of $9,950,000 which has been classified as part of loss from continuing operations before taxes. This gain was classified as part of operating income in the Form 10-Q for the periods ended June 30, 1998, and September 30, 1998.

** The results for the fourth quarter of 1998 includes charges of approximately $7,100,000 which comprised approximately $2,500,000 for inventory obsolescence associated with an earlier version of the Company's products, certain items that are considered excess to requirements and reserves established for certain inventory on long-term loan to customers, approximately $3,200,000 for taxes comprising the write-off of deferred tax assets due to uncertainty concerning the realizability of such assets due to continued losses by the Company and a reserve established for certain tax exposures in Brazil, reserves established for accounts receivable balances of approximately $900,000 associated with the Company's Mexican partner (see notes 5 and 14 to the consolidated financial statements) and other overdue balances and an impairment reserve of $500,000 associated with the carrying value of certain long-term revenue generating assets due to the Mexican partner experiencing financial difficulties.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Background

  STM is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company currently focuses its sales efforts on the international marketplace, particularly developing countries because management believes that these areas offer greater applications for the Company's technology, a higher growth potential and more favorable competitive dynamics. For the year ended December 31, 1998, approximately 90% of the Company's revenue was generated in the international market through foreign distributors and sales representatives. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

  On April 14, 1999, the Company announced that it had entered into a letter of intent with Remec, Inc. (Nasdaq NM Symbol: REMC) ("Remec") which provides for the merger of the Company with Remec, or a subsidiary of Remec. The merger will be structured as a tax-free, pooling of interests transaction. Each stockholder of the Company will receive one share of Remec common stock for every 3.8 shares of STM common stock currently owned by the stockholder. The transaction is subject to the preparation and execution of a definitive merger agreement, final approval of the board of directors of the Company and Remec, approval by the Company's stockholders and other customary terms and conditions. As a result of the foregoing contingencies, there can be no assurance that the Company will consummate the transaction.

  Effective March 31, 1996, the Company sold its RF subsidiary for $2,926,000 cash to Remec. Further, the Company also entered into a Technology Purchase Agreement on March 31, 1996 with REMEC whereby the Company sold certain of its technologies, which were not part of the RF business segment, for $1,000,000 cash. See note 4 to the consolidated financial statements. In addition, the Company entered into a Development, Manufacturing and Product Supply Agreement and a Manufacturing Supply Agreement which established Remec as the sole provider for certain components that are incorporated into the Company's products utilizing the aforementioned technologies. The Development, Manufacturing and Product Supply Agreement also provides for joint development of other products by the Company and Remec which will require purchases of such products by the Company at specified levels and market prices. See note 12 to the consolidated financial statements. The sale of RF has been accounted for as a discontinuation of a segment of the business and prior period financial statements have been reclassified.

  In December 1997, the Company issued 480,000 shares of common stock in exchange for all the outstanding common stock of Telecom International, Inc. ("TI"), a company that specializes in network systems integration. The transaction was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the results of TI for all applicable periods.

  In 1997, the Company was awarded, through its Direc-To-Phone International subsidiary, two long-term service contracts to provide rural telephony services in Mexico and Venezuela. DTPI was established in 1996 for the purpose of offering fixed satellite telephony and advanced data services in emerging markets. DTPI uses products manufactured by STM to enter into service agreements with local partners for the purpose of generating long-term cash flows. In September 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. DTPI retained ownership of certain gateway infrastructure equipment. Both the remote equipment and the gateway equipment were classified as Assets for Long-Term Service Contracts as part of Property, Plant & Equipment in the Consolidated Balance

Sheet at December 31, 1997. As a result of the revision of the agreement, the sales of remote equipment are classified as revenue in the Company's consolidated statement of operations for 1998 and the gateway equipment continues to be classified as Property, Plant and Equipment in the consolidated balance sheet at December 31, 1998.

  Arising from the award of the long-term service contract in Venezuela in 1998, the Company formed Altair with the national telephone company in Venezuela to provide telephony services in Venezuela. Through its DTPI subsidiary, the Company owns 49% of this joint venture and accounts for its investment on an equity basis. At December 31, 1998, the equity investment of $4,151,000 is included in the Consolidated Balance Sheet. Revenues of approximately $3,600,000 are included in total revenues in 1998 and the equity share of the net income of Altair for 1998 of $66,000 is included in the consolidated statement of operations.

  In March 1998, the Company completed a $10 million equity offering of common stock of STM for $4,000,000 and mandatory redeemable preferred stock of DTPI for $6,000,000. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends are classified as redeemable minority interest in the consolidated balance sheet at December 31, 1998. The dividends of $450,000 are classified as minority interest in the Company's statement of operations for the year ended December 31, 1998.

  The Company completed the sale of its majority-owned subsidiary, TMSI, to Inter-Tel, Incorporated ("Inter-Tel") pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was realized and is included in the consolidated statement of operations for the year ended December 31, 1998. (See notes 3 and 12 to the consolidated financial statements.)

Results of Operations

  The following table sets forth for the periods presented the percentages of revenues represented by certain items in the Company's consolidated statements of operations for the last three fiscal years. These percentages have been recalculated to give effect to the discontinuation of the RF business segment in 1996 and the acquisition of TI in 1997.

                                                   Year ended December 31,
                                                 ---------------------------
                                                  1998      1997      1996
                                                 -------   -------   -------
Revenues........................................   100.0%    100.0%    100.0%
Cost of revenues................................    83.2      73.6      75.6
                                                 -------   -------   -------
  Gross profit..................................    16.8      26.4      24.4
Selling, general and administrative expenses....    30.3      18.4      25.3
Research and development costs..................    19.3      12.2      18.0
Move and relocation charges.....................     2.3       --        --
                                                 -------   -------   -------
  Total operating costs.........................    51.9      30.6      43.3
                                                 -------   -------   -------
  Operating loss................................   (35.1)     (4.2)    (18.9)
Gain on sale of assets..........................    23.6       --        --
Other income (expense)..........................     --        0.1      (0.2)
Net interest (expense) income...................    (1.3)     (0.6)      0.5
                                                 -------   -------   -------
Loss from continuing operations before income
 taxes and minority interest....................   (12.8)     (4.7)    (18.6)
Income tax (expense) benefit....................    (8.8)      0.5       5.0
                                                 -------   -------   -------
Loss from continuing operations before minority
 interest.......................................   (21.6)     (4.2)    (13.6)
Minority interest...............................    (0.8)      0.3       0.1
                                                 -------   -------   -------
Loss from continuing operations.................   (22.4)     (3.9)    (13.5)
Income from discontinued operations and gain on
 sale in 1996...................................     --        --        0.3
                                                 -------   -------   -------
Net loss........................................   (22.4)%    (3.9)%   (13.2)%
                                                 =======   =======   =======

Results of Continuing Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenues decreased to $42,022,000 in 1998, from $52,148,000 in 1997. The decrease of $10,126,000 was primarily in product revenues. In 1997, the Company benefited from a $30 million product sale to a customer in Southeast Asia that was fully recognized as revenue in 1997. During 1998, the Company refocused its sales efforts to Latin and South America, Africa and the Middle East in an effort to recover momentum in the business. In addition, in 1998, the Company renegotiated its long-term service contract with its Mexican partner resulting in approximately $9,500,000 of revenue in the third quarter of 1998 and generated revenues of approximately $3,600,000 from its Venezuelan Altair joint venture. These refocused efforts resulted in the Company generating revenues of $11,643,000 in the fourth quarter of 1998 compared to $7,115,000 in the fourth quarter of 1997. The Company believes that the diversion of management attention to the setting up of the DTPI service business (especially in the fourth quarter of 1997 and the first quarter of 1998) as well as the Asian financial crisis, in general, are the primary reasons for the decline in product revenues in 1998 compared to 1997. Product revenues in Asia decreased to $7,034,000 in 1998 from $35,630,000 in 1997. The increase in service revenue in 1998 compared to 1997 relates to service revenues generated by the Company's DTPI long-term service business, which commenced operations in the fourth quarter of 1997. However, approximately $1,400,000 of such service revenues were from the Company's Mexican partner (see note 5 to the consolidated financial statements). The Company's Mexican partner is experiencing financial difficulties at present and it is uncertain if the Company will generate any future revenues from this customer. As a result of the Asian financial crisis, as well as the economic instability in Latin America and the other developing regions of the world which comprise the Company's primary market, the Company's revenues for 1998 were not as high as anticipated and the Company incurred a substantial loss in 1998.

  As a result of the continuing economic instability in Asia and Latin America, the Company expects to experience a substantial decrease in revenues for the first quarter of 1999 compared with the corresponding period in 1998 and the level of revenues for the second quarter of 1999 is uncertain. The Company is in the process of reducing its operating costs to a level that is commensurate with such lower expected revenues. However, there can be no assurance that the Company will be able to successfully align its expenses with its revenue or that revenue will not decline faster than the reduction in expenses.

  The Company expects to incur a substantial loss for the quarter ended March 31, 1999, primarily as a result of a decrease in revenues. The expected loss for the quarter ended March 31, 1999, will also be adversely impacted by a restructuring charge associated with the Company's cost reduction efforts as well as a charge associated with the currency devaluation in Brazil, which adversely affected the Company's receivables from two customers and certain cash balances. While the contracts relating to such receivables contain provisions that call for payments to be adjusted to take into account fluctuations in foreign currency rates, the Company's customers have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuation. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions which tie payments to foreign currency rates. The Company, therefore, has reached a settlement with one customer and is currently in the process of negotiating a settlement of its receivables from another of its Brazilian customers. The Company's currency exposure in Brazil is also exacerbated by the Brazilian exchange control rules, which limit the Company's ability to repatriate its Brazilian currency. As of April 13, 1999, the Company's cash assets included approximately $2.0 million in Brazil (based on the exchange rates as of such date). While the Company is in the process of repatriating such funds, there can be no assurance that such process will be completed in a timely fashion or that the Company will not suffer additional losses as a result of the Brazilian currency fluctuation. In addition, the Company expects that its future sales projects in Brazil may be adversely impacted by the recent Brazilian currency devaluation since the effective price that Brazilian customers would pay for the Company's products and services will be higher.

  The Company's results for 1999 will also be materially impacted by the ability of DTPI's service partner to raise funding to meet its obligations to DTPI. In 1998, the Company generated approximately $9,500,000 of revenue from its Mexican partner. The inability of the Company's Mexican partner to date to raise additional funding for continuing operations has, in the Company's opinion, made it unlikely that the Company's Mexican partner will be able to meet its contractual obligation to purchase a minimum of $70 million of equipment from DTPI over the course of the next two years.

  Gross profit decreased to 16.8% of revenues in 1998 compared to 26.4% in 1997. The decrease to 16.8% in 1998 relates to inventory reserves of approximately $2,640,000 established in 1998 and direct costs associated with the DTPI business of approximately $2,200,000 that did not exist in 1997 due to DTPI only commencing operations in the fourth quarter of 1997. The inventory reserves were for (i) inventory obsolescence associated with an earlier version of the Company's products, (ii) certain items that are considered excess to requirements and, (iii) reserves considered necessary for product on long-term loan to certain customers. The product gross profit percentage is comparable year on year when adjusted for the inventory reserves. The service gross profit decreased from 43.4% in 1997 to a negative 10.5% and reflects the direct infrastructure costs of establishing DTPI as well as a $500,000 impairment reserve established against certain gateway equipment associated with the Company's Mexican partner where there is an impairment of the carrying value of revenue generating assets, due to the Mexican partner currently experiencing financial difficulties.

  Selling, general and administrative expenses in 1998 were $12,746,000 compared to $9,589,000 in 1997. Measured as a percent of revenues, these expenses increased to 30.3% in 1998 as compared to 18.4% in 1997. The dollar increase of $3,157,000 in 1998 compared to 1997 reflects increased costs of approximately $2,600,000 relating to DTPI that did not exist in the prior year and other general increases in costs including bad debt reserves, rent on the Company's new Atlanta facility with associated administrative overhead and an increased number of sales personnel. The increase in percentage terms reflects the relatively fixed nature of such costs irrespective of the level of revenues.

  Research and development costs were $8,102,000 in 1998 as compared to $6,387,000 in 1997. Measured as a percent of revenues, these costs increased to 19.3% in 1998 as compared to 12.2% in 1997. The dollar increase was due to expenditures for personnel and outside services in support of the Company's continuing new product development efforts for the Space Phone and SpaceWeb and to an expense of approximately $1,400,000 for a contractually committed research and development project with no discernible future benefit that was recognized in 1998.

  The move and relocation charges of $980,000 in 1998 primarily comprised severance, relocation and move costs incurred in connection with the consolidation of the Company's Network Systems Division in Georgia.

  The gain on sale of assets of $9,950,000 in 1998 represented a gain (net of costs and reserves considered necessary) on the sale of the Company's majority owned subsidiary, TMSI. The reserves established primarily related to exposures to litigation, intellectual property indemnifications, customer concessions, license fees and management bonuses. (See note 12 to the consolidated financial statements.)

  Interest income increased by $295,000 to $979,000 in 1998, compared to 1997. The increase in interest income was due primarily to higher cash deposits being maintained by the Company as a result of the issuance of shares for cash by both STM and DTPI, the sale of the assets of TMSI, the receipt of cash from the revised long-term service agreement in Mexico and higher level of bank borrowings in 1998 compared to 1997.

  Interest expense increased by $494,000 to $1,476,000 in 1998 compared to 1997. The increase was primarily due to an increase in short-term borrowings from banks compared to 1997 when the Company partially financed its working capital requirements by discounting letters of credit from customers at a lower cost.

  The tax provision of $3,698,000 in 1998, compared to a tax benefit of $306,000 in 1987, reflects the write-off of the Company's deferred tax assets at December 31, 1998, due to uncertainty concerning the ability to realize such assets as a result of the Company experiencing continued losses and a tax provision of $1,000,000 established for tax exposures in Brazil.

  The minority interest charge relates to accrued dividends on the mandatory redeemable shares issued in March 1998, by DTPI (see note 10 to the consolidated financial statements), offset by a credit associated with TMSI's minority interest in the first quarter of 1998.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Revenues increased to $52,148,000 in 1997 from $38,294,000 in 1996, a 36.2%
increase, primarily as a result of the revenue earned under a $30 million equipment supply contract with a customer in Thailand. Approximately $30 million of revenues were recognized under this equipment supply agreement and these revenues were recognized throughout the year primarily in quarters 1 through 3 of 1997. The Company earned approximately $12,500,000 from the same customer in Thailand in 1996 under another contract. The decline in service revenues to $2,324,000 in 1997 compared to $2,904,000 in 1996 reflected a lower service content in 1997 revenues that can occur, depending upon the nature of the contracts that the Company enters into in any given period. The Company's focus on larger value sales exposed the Company to a concentration of revenues to individual customers and in geographic regions as evidenced by the decline in revenues in 1998. The $30 million equipment supply contract in 1997 increased this concentration of revenues. In recognition of this, in 1998 the Company's sales and marketing activities have been increased to broaden coverage in the Company's selected markets.

  Gross profits increased to 26.4% of revenues in 1997 from 24.4% in 1996. Excluding approximately $2,500,000 of inventory obsolescence reserves included in cost of revenues in 1996, the adjusted gross profit percentage for 1996 would have been approximately 30.9%. The decline in the gross profit in 1997 reflected a relatively lower gross profit percentage earned by the Company on the $30 million equipment supply sale to the customer in Thailand and a lower gross profit percentage due to product mix in 1997 as compared to 1996.

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

  Research and development expenses were $6,387,000 in 1997 compared to $6,895,000 in 1996. Measured as a percent of revenues, these expenses decreased to 12.2% in 1997 as compared to 18.0% in 1996. Adjusting the 1996 expense for $1,000,000 of non-recurring engineering charges associated with a product that the Company does not expect to sell in significant numbers and was fully expensed in 1996, research and development expenses in 1997 would have increased by $492,000, or 8.3% over the comparable 1996 expense. This dollar increase was due to planned expenditures for personnel and outside services in support of the Company's continuing new product development efforts. In percentage terms, the adjusted 1996 expenses represented 15.4% of revenues. The decrease in percentage terms in 1997 was due to the relatively fixed nature of certain costs that did not increase in proportion to the increase in revenues.

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

Results of Discontinued Operations

  For 1996, revenues for RF were $1,216,000, net income was $37,000 and the gain on sale in 1996 was $51,000.

Liquidity and Capital Resources

  In connection with the award of certain long-term service contracts in Mexico and Venezuela, which require initial capital investments by the Company to enable the Company to render such services and other contracts that DTPI may be awarded in the future, the Company continues to review financing alternatives to enable it to pursue these business opportunities in the most beneficial manner. However, there can be no assurance that such financing will be available, or that such financing will be available on terms acceptable to the Company. See "Risk Factors--Liquidity; Future Capital Requirements".

  In connection with the Company's short-term borrowings (see note 8 to the Company's consolidated financial statements) under a secured $10,000,000 revolving line of credit with Wells Fargo HSBC Trade Bank N.A. guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999 with the current borrowings at $9,050,000. On April 13, 1999, the Company received a demand letter from the Bank, in which the Bank threatened to pursue all available alternatives, including commencing foreclosure proceedings on its collateral, if all outstanding amounts were not paid by the Company within ten days. The Company is currently in discussions with the Bank with respect to a six month Forbearance Agreement and expects to make suitable arrangements with the Bank prior to the expiration of the ten day period in the demand letters. The Forbearance Agreement will require the Company to give the bank, amongst other things, additional collateral including a second deed of trust on the Company's corporate headquarters, a pledge of stock of and guarantees from all the Company's domestic and foreign subsidiaries (except DTPI), a pledge of the note receivable from DTPI (see note 10 to the consolidated financial statements) and an assignment of the Company's patents, trademarks and leasehold interests. The Forbearance Agreement will also reduce the advance rates against inventory and accounts receivable balances and will require a permanent paydown of the line of credit should the Company sell its corporate headquarters or should DTPI repay the note to STM out of the proceeds of future financings.

  There can no assurance that the Company will reach agreement with the bank for this Forbearance Agreement, nor, that should the Company reach agreement with the bank, that there will not be another event of default during the forbearance period. Additionally, there can be no assurance that the Company will have sufficient eligible foreign orders, inventory and accounts receivable balances to enable the Company to continue to borrow at its current level. Should the Company not reach agreement with the bank or should the Company experience an event of default under the Forbearance Agreement or should the Company not have sufficient eligibility to continue to borrow at its existing levels, the Company may be required to paydown either all or a portion of the line of credit and dispose of certain assets to satisfy obligations to the bank.

  In addition, the Company will incur substantial losses in the first quarter of 1999 due to low revenues and foreign exchange losses arising form the devaluation of the Brazilian Real. Furthermore, the level of revenues that the Company will earn in the second quarter of 1999 and future quarters is uncertain. The Company has implemented certain cost saving measures and is reviewing other alternatives to improve the performance of the business.

  In order for the Company to meet its working capital requirements, the Company may be required to seek additional funds through debt or equity financings in order to provide sufficient working capital for the Company. The Company believes that such alternative sources of financing are available to meet its anticipated cash requirements in the next 12 months. The issuance of additional equity securities by the Company could result in substantial dilution to the stockholders. If the Company incurs additional debt, the Company's increased leverage may affect its ability to raise capital in the future and may limit its flexibility to adapt to changing market conditions. See "Risk Factors--Liquidity; Future Capital Requirements".

  In March of 1998, the Company completed a $10 million equity offering of common stock of STM and mandatory redeemable preferred stock of its DTPI subsidiary. Concurrently with and as a condition of this transaction, the Company also invested $5 million of equity in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends have been classified as redeemable minority interest in the accompanying consolidated balance sheet at December 31, 1998. The mandatory redeemable shares in DTPI are redeemable at the option of the holder (if not sooner converted into common stock of DTPI), on the 5th anniversary of the date of issuance, or in the event of an acquisition of STM and STM continues to hold greater than 50% of the voting stock of DTPI. The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance. The dividends of $450,000 for 1998 have been classified as a minority interest in the consolidated statement of operations for 1998. (See note 10 to the consolidated financial statements.)

  In June 1998, the Company completed the sale of its majority-owned subsidiary, TMSI, to Inter-Tel, Incorporated ("Inter-Tel"), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was realized and is included in the accompanying consolidated statement of operations for 1998.

  In September 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale of remote terminal equipment utilized in the provision of telephony service.

  In 1998, the Company had negative cash flows from continuing operations of $19,430,000 compared to positive cash flows of $1,417,000 in 1997. This net cash usage from continuing operations in 1998 compared to 1997, was primarily a result of net losses for the year, increases in accounts receivable and inventories and decreases in accounts payable.

  In 1998, the Company generated $13,828,000 from investing activities compared with a use of $9,940,000 in 1997. The significant changes in 1998 compared to 1997 relate to cash generated from the sale of TMSI of $17,299,000, net of the minority interest portion, offset by cash used to invest in the Company's joint venture in Venezuela of $3,168,000 and investment in property, plant and equipment of $1,500,000.

  In 1998, net cash provided by financing activities was $12,523,000 compared to $2,165,000 in 1997, primarily comprising in 1998 of net proceeds received under credit facilities of $2,750,000 and proceeds from the issuance of common stock of the Company and redeemable preferred stock in a subsidiary of $9,988,000.

  Overall, the Company's cash, cash equivalents and short-term investments (net of restricted balances) totaled $12,122,000 at December 31, 1998 compared to $7,022,000 at December 31, 1997.

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

Year 2000

  Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company has formulated a Year 2000 Plan to address the Company's Year 2000 issues and has created a Year 2000 Task Force to implement the Year 2000 Plan.

  The Company's Year 2000 Plan has seven phases, which are as follows: 1) Phase 1--Organizational Awareness, which entails educating employees, senior management and the board of directors about the Y2k problem and how to deal with it; 2) Phase 2--Inventory and Supply Management, which entails taking a complete inventory of systems and their relative priority to continuing operation and implementing a supply management process for top vendors and critical components; 3) Phase 3--Assessment, which entails assessing systems and their Y2k compliance status; 4) Phase 4--Planning, which entails preparing an estimate of cost and identifying potential solutions and their cost in dollars, schedule and ripple effect; 5) Phase 5--Renovation, which entails implementation of fixes; 6) Phase 6--Validation, which entails testing the fixes for compliance; and 7) Phase 7--Contingency Planning, which entails preparing for rollover staffing, inventory adjustment and other actions which would mitigate the effect of a Y2k failure.

  The Company's Year 2000 Plan will be applied in five different areas of coverage: a) internal systems; b) current products; c) vendors; d) existing customers; and e) key business partners.

  Internal Systems. The Company's internal business systems and PC applications will be a primary area of focus. The Company is currently evaluating its software applications, including, but not limited to, its business systems software, personal computers, computerized manufacturing equipment and embedded chips to identify any Year 2000 issues that could significantly disrupt the Company's operations.

  The Company has completed the Inventory and Assessment phase of substantially all critical systems. The Planning, Renovation and Validation phases are scheduled to be completed by September 1, 1999. With the exception of a scheduled upgrade to the Companies Infoflow business management software system, upgrades primarily consist of implementing free bug patches or planned software upgrades to current versions. The Company expects to be Year 2000 compliant on all critical systems which rely on the calendar year before December 31, 1999. Some non-critical systems may not be addressed until after January 2000, however, the Company believes such systems will not disrupt the Company's operations significantly.

  Current Products. The Company's certification group has conducted evaluations of its current products to determine if they are Year 2000 compliant. The Company does not currently believe that there are any material Year 2000 defects in its products. With respect to components in the Company's products that are manufactured by third parties, the Company has completed the Inventory and Assessment phase and does not currently believe that there are any material Year 2000 defects.

  Vendors. The Company has completed the Inventory phase and is currently in the Assessment phase with respect to the Year 2000 status of critical suppliers. The Company has contacted the top 99% of critical suppliers, and has completed over 65% of the Assessment phase with no serious risks discovered. The Company does not currently believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the business operations or financial performance of the Company.

  Existing Customers. With respect to products that have been shipped to existing customers, the Company has identified certain problems that will require upgrades to operational networks to make them Year 2000 compliant. The Company is in the process of contacting its customers to notify them of such problems and expects to complete all necessary upgrades by September 30, 1999. The Company currently estimates that the total cost of implementing such upgrades will not exceed $1.0 million and will likely be offset by service fees charged in connection with completing such upgrades. The Company believes that a small portion of the upgrades will be provided free of charge as part of the warranty coverage or software maintenance agreements on the products being upgraded.

  Key Business Partners. The Company has completed the Inventory phase with respect to its key business partners, and currently is in the Assessment phase with over 60% completion to date. The Company has not identified any areas where the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

  Contingency Plan. The Company has not formulated a contingency plan at this time but expects to have a contingency plan in place prior to January 1, 2000.

  The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $1.0 million (including the cost of upgrading the operational networks of current customers).

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

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, the Company has generated, and expects to continue generating, a significant portion of its Brazilian revenue in the local currency of Brazil. While the contracts relating to such arrangements generally contain provisions that call for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect some of the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions which tie payments to foreign currency rates. The Company, therefore, has reached a settlement with one customer and is currently in the process of negotiating a settlement of its receivables from another of its Brazilian customers. The Company's currency exposure in Brazil is also exacerbated by the Brazilian exchange control rules, which limit the Company's ability to repatriate its Brazilian currency. As of April 13, 1999, the Company's cash assets included approximately $2.0 million in Brazil (based on the exchange rates as of such date). While the Company is in the process of repatriating such funds, there can be no assurance that such process will be completed in a timely fashion or that the Company will not suffer additional losses as a result of the Brazilian currency fluctuation.

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment rate and credit risks by monitoring credit quality standards and maturity dates of investments. The Company's exposure to market risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio.

ITEM 8--FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND
        SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

Consolidated Financial Statements:
Report of Independent Auditors............................................  35

Consolidated Balance Sheets as of December 31, 1998 and 1997..............  36

Consolidated Statements of Operations for the years ended December 31,
 1998, 1997 and 1996......................................................  37

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1998, 1997 and 1996.........................................  38

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996......................................................  39

Notes to Consolidated Financial Statements................................  41

Financial Statement Schedule:
(For the three years ended December 31, 1998)

Schedule II--Valuation and Qualifying Accounts and Reserves...............  62

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STM Wireless, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
March 26, 1999, except for the
second paragraph of note 8,
which is as of April 13, 1999.

                               STM WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                   (dollars in thousands, except share data)

                                                               1998     1997
                                                             --------  -------
                           ASSETS
                           ------

Current assets:
  Cash and cash equivalents................................. $ 11,016  $ 4,095
  Short-term investments....................................    1,106    2,927
  Restricted cash and short-term investments................    2,224    1,600
  Accounts receivable, less allowances of $2,022 in 1998 and
   $1,019 in 1997...........................................   17,016   10,937
  Inventories...............................................   13,108   11,211
  Current portion of long-term receivables..................      702      592
  Prepaid expenses and other current assets.................    1,623      399
  Deferred income taxes.....................................      --     3,132
                                                             --------  -------
    Total current assets....................................   46,795   34,893
Property, plant and equipment, net..........................   11,056   17,025
Long-term receivables.......................................      788    1,462
Equity investment in affiliate..............................    4,151      --
Other assets................................................      411    1,037
                                                             --------  -------
    Total assets............................................ $ 63,201  $54,417
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Short term borrowings..................................... $ 10,650  $ 7,900
  Current portion of long-term debt.........................      384      328
  Accounts payable..........................................    9,582   11,442
  Accrued liabilities.......................................    7,256    2,139
  Customer deposits and deferred revenue....................    1,910      285
  Income taxes payable......................................    1,000      425
                                                             --------  -------
    Total current liabilities...............................   30,782   22,519
Long-term debt..............................................    4,306    4,577
Redeemable minority interest................................    6,355      259
Commitments and contingencies (note 12).....................
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized, none issued or outstanding...................      --       --
  Common stock, $0.001 par value; 20,000,000 shares
   authorized; 7,042,204 and 6,448,164 shares issued and
   outstanding at December 31, 1998 and 1997, respectively..        7        6
  Additional paid in capital................................   38,140   34,039
  Accumulated deficit.......................................  (16,389)  (6,983)
                                                             --------  -------
    Total stockholders' equity..............................   21,758   27,062
                                                             --------  -------
    Total Liabilities and Stockholders' Equity.............. $ 63,201  $54,417
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996
                 (dollars in thousands, except per share data)

                                                       1998     1997     1996
                                                      -------  -------  -------
Revenues:
  Products..........................................  $39,355  $49,824  $35,390
  Services..........................................    2,667    2,324    2,904
                                                      -------  -------  -------
      Total revenues................................   42,022   52,148   38,294
Cost of revenues:
  Products..........................................   32,010   37,084   27,573
  Services..........................................    2,948    1,315    1,393
                                                      -------  -------  -------
      Total cost of revenues........................   34,958   38,399   28,966
                                                      -------  -------  -------
      Gross profit..................................    7,064   13,749    9,328
Selling, general and administrative expenses........   12,746    9,589    9,688
Research and development costs......................    8,102    6,387    6,895
Move and relocation charges.........................      980      --       --
                                                      -------  -------  -------
      Total operating costs.........................   21,828   15,976   16,583
                                                      -------  -------  -------
      Operating loss................................  (14,764)  (2,227)  (7,255)
Interest income.....................................      979      684      982
Interest expense....................................   (1,476)    (982)    (764)
Gain on sale of assets..............................    9,950      --       --
Other income (expense)..............................      (53)      42      (93)
                                                      -------  -------  -------
      Loss from continuing operations before income
       taxes, equity income and minority interest...   (5,364)  (2,483)  (7,130)
Income tax benefit (expense)........................   (3,698)     306    1,907
                                                      -------  -------  -------
      Loss from continuing operations before equity
       income and minority interest.................   (9,062)  (2,177)  (5,223)
Equity in net income of unconsolidated affiliate....       66      --       --
Minority interest (benefit) expense ................     (410)     126       67
                                                      -------  -------  -------
      Loss from continuing operations...............   (9,406)  (2,051)  (5,156)
Income from discontinued operations and gain on sale
 in 1996, net of income taxes.......................      --       --        88
                                                      -------  -------  -------
      Net loss......................................  $(9,406) $(2,051) $(5,068)
                                                      =======  =======  =======
Loss per share of common stock:
  Basic:
    Continuing operations...........................    (1.36) $ (0.32) $ (0.81)
    Discontinued operations.........................      --       --      0.01
                                                      -------  -------  -------
      Net loss......................................  $ (1.36) $ (0.32) $ (0.80)
                                                      =======  =======  =======
  Diluted:
    Continuing operations...........................    (1.36) $ (0.32) $ (0.81)
    Discontinued operations.........................      --       --      0.01
                                                      -------  -------  -------
      Net loss......................................  $ (1.36) $ (0.32) $ (0.80)
                                                      =======  =======  =======
Common shares used in computing per share amounts:
  Basic.............................................    6,936    6,384    6,318
  Diluted...........................................    6,936    6,384    6,318

          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996
                    (dollars in thousands except share data)

                                                                 Retained
                           Number of                Additional   Earnings       Total
                             Shares    Common Stock  Paid-in   (Accumulated Stockholders'
                          Common Stock at Par Value  Capital     Deficit)      Equity
                          ------------ ------------ ---------- ------------ -------------
Balance at December 31,
 1995...................   6,181,209       $ 6       $32,882     $    136      $33,024
Issuance of common
 stock..................      80,100        --           240          --           240
Exercise of stock
 options................      32,941        --            96          --            96
Net loss................         --         --           --        (5,068)      (5,068)
                           ---------       ---       -------     --------      -------
Balance at December 31,
 1996...................   6,294,250         6        33,218       (4,932)      28,292
Issuance of common
 stock..................      34,900        --           162          --           162
Exercise of stock
 options................     119,014        --           659          --           659
Net loss................         --         --           --        (2,051)      (2,051)
                           ---------       ---       -------     --------      -------
Balance at December 31,
 1997...................   6,448,164         6        34,039       (6,983)      27,062
Issuance of common stock
 in equity private
 placement, net of
 issuance costs
 (note 10)..............     571,429         1         3,955          --         3,956
Exercise of stock
 options................      22,611        --           146          --           146
Net loss................         --         --           --        (9,406)      (9,406)
                           ---------       ---       -------     --------      -------
Balance at December 31,
 1998...................   7,042,204       $ 7       $38,140     $(16,389)     $21,758
                           =========       ===       =======     ========      =======


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)

                                                      1998     1997     1996
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $ (9,406) $(2,051) $(5,068)
  Deduct:
    Income from discontinued operations............      --       --       (37)
    Gain on sale of discontinued operations........      --       --       (51)
                                                    --------  -------  -------
Loss from continuing operations....................   (9,406)  (2,051)  (5,156)
Adjustments to reconcile net loss to net cash
 provided by (used in) continuing operations:
  Minority interest in net earnings................      410     (126)     (67)
  Equity in earnings of affiliated companies.......      (66)     --       --
  Gain on sale of TMSI.............................   (9,950)     --       --
  Provision for allowances on accounts receivable..    1,488       91    1,931
  Provision (recovery) for inventory obsolescence..    2,640     (456)   2,728
  Provision for impairment of long-lived assets....      500      --       --
  Reversal of sale.................................      --       --     2,132
  Depreciation and amortization....................    2,025    1,548    1,181
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable.....   (6,656)   1,540   (2,753)
    Increase in inventories........................   (1,218)  (1,539)  (5,689)
    Increase in prepaid and other current assets...   (1,167)    (206)     --
    Increase (decrease) in deferred income taxes...    3,132     (306)  (1,250)
    Increase (decrease) in long-term receivables...      564      473     (600)
    (Increase) decrease in other assets............      --      (140)      38
    Increase (decrease) in accounts payable........   (3,811)   3,009    4,590
    Increase (decrease) in customer deposits.......    1,625     (628)     698
    Increase (decrease) in accrued liabilities.....     (115)     240     (116)
    Increase (decrease) in income taxes payable....      575      (32)    (645)
                                                    --------  -------  -------
      Net cash provided by (used in) continuing
       operations..................................  (19,430)   1,417   (2,978)
                                                    --------  -------  -------
      Net cash provided by discontinued
       operations..................................      --       --       923
                                                    --------  -------  -------
      Net cash provided by (used in) operating
       activities.................................. $(19,430) $ 1,417  $(2,055)
                                                    --------  -------  -------

                                                                     (continued)

          See accompanying notes to consolidated financial statements.

                              STM WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1998, 1997 and 1996
                            (dollars in thousands)

                                                       1998     1997    1996
                                                      -------  ------  -------
Cash flows from investing activities:
  Net change in short-term investments............... $ 1,821  $  (18) $   941
  Increase in restricted assets......................    (624)    --      (500)
  Purchases of property, plant, & equipment..........  (1,500) (9,922)  (1,035)
  Sales of property, plant, & equipment..............     --      --       --
  Equity investment in Altair........................  (3,168)    --       --
  Proceeds from sale of TMSI.........................  17,299     --       --
  Proceeds from sale of discontinued operations......     --      --     2,926
                                                      -------  ------  -------
    Net cash provided by (used in) investing
     activities......................................  13,828  (9,940)   2,332
                                                      -------  ------  -------
Cash flows from financing activities:
  Net change in short-term borrowings................   2,750   1,500    4,800
  Proceeds from issuance of common stock, net........   4,102     821      316
  Proceeds from issuance of redeemable preferred
   stock in subsidiary, net..........................   5,886     --       --
  Proceeds from issuance of long-term debt...........      56     120      577
  Repayments of long-term debt.......................    (271)   (276)    (220)
                                                      -------  ------  -------
    Net cash provided by financing activities........  12,523   2,165    5,473
                                                      -------  ------  -------
Net increase (decrease) in cash and cash
 equivalents.........................................   6,921  (6,358)   5,750
Cash and cash equivalents at beginning of year.......   4,095  10,453    4,703
                                                      -------  ------  -------
Cash and cash equivalents at end of year............. $11,016  $4,095  $10,453
                                                      =======  ======  =======
Supplemental disclosure of cash flow information:
  Interest paid...................................... $ 1,476  $  982  $   722
                                                      =======  ======  =======
  Income taxes paid.................................. $   --   $  230  $    79
                                                      =======  ======  =======

  In 1998, the Company contributed approximately $917,000 in inventory to Altair, the Company's joint venture with CANTV.


         See accompanying notes to consolidated financial statements.

                              STM WIRELESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1998, 1997 and 1996

(1) Description of the Company

  STM Wireless, Inc. (the "Company" or "STM") is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company historically has focused its sales efforts on the international marketplace, particularly developing countries. The Company's subsidiary, Direc-To-Phone International, Inc. ("DTPI"), provides fixed telephony services in international markets.

(2) Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries including DTPI, the Company's majority-owned fixed telephony service subsidiary, Telecom International, Inc. ("TI"), and, for the period January 1, 1998, through March 31, 1998, the financial results of the Company's former majority-owned Telecom Multimedia Systems, Inc., ("TMSI"). All significant intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

  The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.

 Revenue Recognition

  Sales of the Company's communications products and related installed software are generally recognized upon shipment. Sales of the Company's products to distributors are normally not subject to right of return. Service revenues are generally recognized when services have been performed.

  Revenues from certain long-term product and service contracts are recognized under the percentage-of-completion method, whereby contract costs are expensed as incurred and revenues are recorded based on the ratio of costs incurred to total estimated costs at completion. If the estimate of total contract costs results in a loss, a provision is made currently for the total anticipated loss.

  The Company generally warrants its products to be free from defects for a period of one year from shipment. Estimated warranty liabilities are evaluated for adequacy on an on-going basis.

 Cash and Cash Equivalents

  Cash equivalents are highly liquid investments which are readily convertible into known amounts of cash and have original maturities of three months or less, consisting primarily of cash, certificates of deposit and other money market instruments.

                              STM WIRELESS, INC.

 Short-Term Investments

  The Company's short-term investments consist primarily of certificates of deposit with original maturities between 90 and 360 days. As of December 31, 1998 and 1997 the fair market value of these securities approximates cost.

 Restricted Assets

  Cash and short-term investments whose use is restricted are classified separately as restricted cash,and short-term investments.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                   (dollars in
                                                                   thousands)
       Raw materials............................................ $ 7,423 $ 5,727
       Work in process..........................................     823     980
       Finished goods...........................................   4,862   4,504
                                                                 ------- -------
                                                                 $13,108 $11,211
                                                                 ======= =======

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

  In December 1998, the Company increased its inventory reserves by approximately $2,640,000 to recognize the increased risk of obsolescence associated with previous generations of the Company's products, certain other items that are considered excess to requirements and certain inventory on long-term loan to customers.

 Equity Method of Accounting

  Investments in significant 20- to 50-percent-owned affiliates are accounted for by the equity method of accounting, whereby the investment in and advances to the affiliate are carried at cost, plus the Company's equity in undistributed earnings or losses since acquisition. The Company defers its share of the profits or losses on sales to affiliates and when appropriate these amounts are amortized to income. Reserves are provided where management determines that the investment or equity in earnings has been permanently impaired. As of December 31, 1998, no such reserves were considered necessary.

 Property, Plant and Equipment

  Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 30 years. Satellite equipment, other equipment and furniture and fixtures are depreciated over 3-5 years. Assets used for long-term service contracts, are depreciated commencing when the asset is placed in service, over the shorter of their estimated useful lives or the lives of the contracts to which they relate. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

                              STM WIRELESS, INC.

 Long-Term Receivables

  Long-term receivables are recorded at cost. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. As of December 31, 1998 and 1997, the Company has not considered an allowance for impaired notes receivable to be necessary.

 Fair Value of Financial Instruments

  As of December 31, 1998 and 1997, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income taxes payable approximate fair value due to the short term nature of such instruments. The carrying value of short-term investments approximates fair value based on quoted market prices for those or similar investments. The fair value of all debt and long-term receivables approximate fair value as the related interest rates approximate rates currently available to/from the Company.

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

 Stock Options Plans

  The Company measures stock-based compensation for employees using the intrinsic-value method which assumes that options granted at the fair market value at the date of grant have no intrinsic value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," pro forma net loss and net loss per share are presented in note 11 as if the fair value method had been applied.

 Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

  Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

                              STM WIRELESS, INC.

 Foreign Currency Translation

  The Company has determined that the U.S. dollar is the functional currency for its subsidiaries outside the U.S. under SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"). Based on this determination, the Company's foreign operations are measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Inventory, fixed assets and other non-monetary assets and liabilities are remeasured from foreign currencies to U.S. dollars at historical exchange rates where cash, accounts receivable and other monetary assets and liabilities are remeasured at current exchange rates. Gains and losses resulting from those remeasurements are included in income for the current period.

 New Accounting Pronouncements

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and is effective for all periods for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that implementation of SFAS 133 will have no material impact on its financial statements.

 Reclassifications

  Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

(3) Acquisitions and Disposals

 Telecom International, Inc.

  On December 12, 1997, the Company issued 480,000 shares of its common stock in exchange for all of the outstanding common stock of TI. TI is a system integrator and installer of large satellite terminals used in rural telephony and enterprise networks. The merger was accounted for as a pooling of interests and accordingly, all prior period financial statements have been restated as if the merger took place at the beginning of such periods.

  TI was a Subchapter S corporation for income tax purposes from its inception on June 12, 1995, to December 31, 1995, and therefore did not pay U.S. federal income taxes. Effective January 1, 1996, TI elected C corporation status for federal income tax reporting purposes. TI has been and will continue to be included in the Company's U.S. consolidated tax return since the effective date of December 12, 1997 (the date of acquisition).

 Telecom Multimedia Systems, Inc.

  In August 1995, the Company purchased 72.5% of the outstanding common stock and newly issued preferred stock of Telecom Multimedia Systems, Inc. ("TMSI") for $1,000,000 cash and 10,000 shares of the Company's common stock valued at $18.75 per share. TMSI develops and markets advanced Internet telephony products, leveraging its expertise in digital signal processing solutions to provide low delay, high quality, voice over IP solutions. The acquisition of TMSI was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The accompanying consolidated statements of operations reflect the operations of TMSI through March 31, 1998, the effective date of disposal.

                              STM WIRELESS, INC.

  The Company sold certain assets and transferred certain liabilities of TMSI for approximately $25 million in cash. A gain of approximately $9,950,000 (net of transaction costs, the minority's share of the proceeds, certain normal course reserves considered necessary and reserves required for certain contingent liabilities of approximately $3,700,000 as described in note 12) was recognized in the accompanying consolidated statement of operations for 1998. Included in the consolidated balance sheet at December 31, 1998, is approximately $1,000,000 in cash held in escrow included as a component of accounts receivable and approximately $4,300,000 included as a component of accrued liabilities.

  The following sets out summarized financial information giving effect to the disposal of TMSI in accordance with Article 11 of Regulation S-X.

                                                     Three Months    Year Ended
                                                    Ended March 31, December 31,
                                                         1998           1997
                                                    --------------- ------------
                                                      (Unaudited)
Net revenues:
  STM..............................................     $ 6,267       $50,440
  TMSI.............................................         682         1,708
                                                        -------       -------
    Total..........................................     $ 6,949       $52,148
                                                        =======       =======
Net loss
  STM..............................................     $(3,929)      $(1,592)
  TMSI.............................................        (145)         (459)
                                                        -------       -------
    Total..........................................     $(4,074)      $(2,051)
                                                        =======       =======
Changes in stockholders' equity
  As reported......................................     $26,790       $   --
  Gain on sale (net of tax)........................       9,452           --
                                                        -------       -------
                                                        $36,242       $   --
                                                        =======       =======

(4) Discontinued Operations

  Effective March 31, 1996, the Company sold its RF Microsystems ("RF") subsidiary to REMEC, Inc. ("REMEC") for cash of $2,926,000. RF designed and manufactured microwave systems and components and provided technical support under government contracts. Such disposition has been accounted for as a disposal of a segment of a business and prior period financial statements have been reclassified to reflect discontinuance of this business segment.

  During the three-months ended March 31, 1996, RF had revenues of $1,216,000 and net income of $37,000. Additionally, the Company recorded a gain on the sale of RF of $51,000 which is included in income from discontinued operations and gain on sale in 1996, net of income taxes, in the accompanying consolidated statement of operations for 1996.

                              STM WIRELESS, INC.

(5) Property, Plant and Equipment

  Property, plant and equipment consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                  (dollars in
                                                                  thousands)
   Land........................................................ $ 2,530 $ 2,530
   Building and building improvements..........................   3,549   3,753
   Assets for long-term service contracts......................   2,380   7,776
   Satellite equipment.........................................     717     592
   Equipment...................................................   8,198   7,455
   Furniture and fixtures and Leasehold improvements...........     894     253
                                                                ------- -------
                                                                 18,268  22,359
   Less:
     Accumulated depreciation and amortization.................   7,212   5,334
                                                                ------- -------
                                                                $11,056 $17,025
                                                                ======= =======

  Assets for long-term service contracts at December 31, 1997, consist primarily of equipment related to DTPI's long-term fixed telephony service operations in Mexico and Venezuela. In September of 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. Under the terms of the revised agreement, DTPI retained ownership of certain gateway infrastructure equipment, earned revenues for maintaining the network and providing the use of the gateway equipment and agreed to provide the Mexican partner with additional equipment for up to a minimum of $70 million. Arising from the revision of the agreement, the sales of remote equipment are classified as revenue in the accompanying consolidated statement of operations for 1998 and the gateway equipment continues to be classified in assets for long-term service contracts.

  The Mexican partner has experienced financial difficulties and the Company has reserved approximately $266,000 in allowances for doubtful accounts. Due to uncertainty surrounding the recoverability of the gateway equipment, the Company recognized an impairment charge of $500,000 in December 1998, in accordance with SFAS 121 to adjust the carrying value of the equipment to its estimated fair value.

(6) Long-term Receivables

  The Company's long-term receivables as of December 31, 1998 relate primarily to a lease of certain satellite equipment to a customer in Brazil under a sales-type lease arrangement. See note 19. Total minimum lease payments receivable on this sales-type lease are as follows:

                                                         Year ended December 31,
                                                         -----------------------
                                                         (dollars in thousands)
       1999.............................................            759
       2000.............................................            759
       2001.............................................            114
                                                                 ------
                                                                  1,632
       Less: Unearned Interest..........................            142
                                                                 ------
                                                                  1,490
       Less: Current Portion............................            702
                                                                 ------
                                                                 $  788
                                                                 ======

                              STM WIRELESS, INC.

(7) Accrued Liabilities

  Accrued liabilities consist of the following:

                                                           December 31,
                                                      -----------------------
                                                         1998        1997
                                                      ----------- -----------
                                                      (dollars in thousands)
   Accrued salaries, bonuses and payroll related
    expenses.........................................      $1,948      $  935
   Accrued engineering services......................         659         375
   Accrued legal & professional fees.................         254         295
   Accrued agent commissions.........................         373         350
   Accrued litigation, concessions and
    indemnifications.................................       2,654         --
   Accrued licenses..................................         368         --
   Other.............................................       1,000         184
                                                           ------      ------
                                                           $7,256      $2,139
                                                           ======      ======

(8) Short-Term Borrowings and Long-Term Debt

 Short Term Borrowings

  Through March 31, 1999, the Company had a secured $10,000,000 revolving line of credit with Wells Fargo HSBC Trade Bank N.A. guaranteed by the Export-Import Bank of the United States under its Working Capital Guarantee Program (collectively the "bank"). Borrowings under this facility bore interest at Prime plus 1.0%. The prime rate at December 31, 1998 was 8.50%. Funds were available under this line of credit based upon the level of foreign orders, inventory balances available to fulfill foreign orders and certain eligible foreign accounts receivable balances. In addition, this facility could be used to issue standby letters of credit for bid and performance guarantees subject to a 25% collateral requirement and availability under the line of credit. The agreement contained various restrictions and covenants including maintaining a minimum net worth, a minimum current ratio, and the requirement to be profitable on an annual and quarterly basis. At December 31, 1998, and 1997, the amounts available for borrowing under this facility were $10,000,000, of which $9,050,000 and $5,850,000 were drawn down at December 31, 1998 and 1997, respectively.

  The Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999. On April 13, 1999, the Company received a demand letter from the bank in which the bank threatened to pursue all available remedies, including commencing foreclosure proceedings on its collateral if all outstanding amounts were not paid by the Company within ten days. The Company is currently in discussions with the bank with respect to a six month Forbearance Agreement and expects to reach an arrangement with the bank prior to the expiration of the ten day period in the demand letter. The Forbearance Agreement will require the Company to give the bank amongst other things, additional collateral including a second deed of trust on the Company's corporate headquarters, a pledge of stock of and guarantees from all the Company's domestic and foreign subsidiaries (except
DTPI), a pledge of the note receivable from DTPI (see note 10) and an assignment of the Company's patents, trademarks and leasehold interests. The Forbearance Agreement will also reduce the advance rates against inventory and accounts receivable balances and will require a permanent paydown of the line of credit should the Company sell its corporate headquarters or should DTPI repay the note to STM out of the proceeds of future financings.

  There can no assurance that the Company will reach agreement with the bank for this Forbearance Agreement, nor that should the Company reach agreement with the bank, that there will not be another Event of Default during the Forbearance Agreement, nor that the company will have sufficient eligible foreign orders, inventory and accounts receivable balances to enable the Company to continue to borrow at its current level.

                              STM WIRELESS, INC.

Should the Company not reach agreement with the bank or should the Company experience an event of default under the Forbearance Agreement or should the Company not have sufficient eligibility to continue to borrow at is existing levels, the Company may be required to paydown either all or a portion of the line of credit and dispose of certain assets to satisfy obligations to the bank. However, the Company believes that alternative sources of funds are available to meet its anticipated cash requirements for the next 12 months.

 Other Short-Term Lines of Credit

  In January 1997, the Company arranged a secured additional line of credit with a bank for $1,750,000. The facility bears interest at prime, plus 1% and is guaranteed by the Company. Funds are available under this line of credit based on certain eligible accounts receivables and inventory balances. At December 31, 1997, the amount available under this facility was approximately $1,466,000 of which $450,000 was drawn down. The facility expired in February 1998 and was fully repaid.

  The Company continues to have two revolving credit facilities with one bank totaling $1,600,000. The facilities are secured by the Company's certificates of deposit in the same amount with the bank. Borrowings are due on demand and accrue interest at .75% over the certificates of deposit rate. At both December 31, 1998 and 1997, the outstanding balances under these credit facilities was $1,600,000.

 Long-Term Debt

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

  Long-term debt consists of the following:

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
                                                       (dollars in thousands)
       Mortgage payable on building...................    $4,063      $4,165
       Capitalized lease obligations..................       627         740
                                                          ------      ------
         Total........................................     4,690       4,905
       Less current portion...........................      (384)       (328)
                                                          ------      ------
       Long-term debt.................................    $4,306      $4,577
                                                          ======      ======

  The obligations for capital leases relate to leases entered into for the purchase of computer and test equipment. The capitalized leases are at rates which vary from 8.5% to 10.7% per annum.

  Future maturities on long-term debt are as follows:

                                                         Year ended December 31,
                                                         -----------------------
                                                         (dollars in thousands)
       1999.............................................         $  384
       2000.............................................            283
       2001.............................................            149
       2002.............................................             73
       2003.............................................             78
       Thereafter.......................................          3,723
                                                                 ------
                                                                 $4,690
                                                                 ======

                              STM WIRELESS, INC.

(9) Equity Investment in Affiliate

  In connection with the award of a contract for the provision of rural telephony services in Venezuela, in May 1998, DTPI formed Altair C.A. ("Altair"), a joint venture company. Altair is 49% owned by DTPI and 51% owned by Compania Anonima Nacional Telefonos de Venezuela ("CANTV"), the Venezuelan national telephone company.

  Under the terms of the agreement, CANTV guarantees minimum revenues to Altair for a fifteen year period.

  Altair is controlled by CANTV while DTPI manages day-to-day operations.

  The Company accounts for its investment in Altair under the equity method of accounting as set out in note 3.

  At December 31, 1998, the Company's investment in Altair was $4,151,000 comprising a cash investment of approximately $625,000, non-cash contribution of approximately $917,000, advances of approximately $2,543,000 plus equity in the undistributed earnings of Altair of approximately $66,000.

  Summarized unaudited balance sheet and statement of operations information for Altair as of December 31, 1998, and for the period May 1998 through December 31, 1998 are as follows:

                                                            December 31, 1998
                                                          ----------------------
                                                          (dollars in thousands)
   Summarized balance sheet information:
     Current assets......................................        $ 3,269
     Assets for long-term service contracts..............          7,247
                                                                 -------
     Total assets........................................        $12,230
                                                                 =======
     Current liabilities.................................        $ 5,095
     Total liabilities and stockholders equity...........        $12,230
                                                                 =======

                                                            Inception through
                                                            December 31, 1998
                                                          ----------------------
   Summarized statement of operations:
     Revenue.............................................        $ 2,745
     Operating income....................................            208
     Net income..........................................            135
                                                                 =======

(10) Redeemable Minority Interest

  In March 1998, the Company completed a $10 million equity offering of 571,429 shares of STM common stock and 1,200,000 shares of mandatory redeemable preferred stock of DTPI, the Company's majority-owned subsidiary. Concurrently with and as a condition of this transaction, the Company invested $5 million for 1,000,000 shares of Series B Preferred Stock in DTPI, extended a $10 million loan and entered into a Product Supply Agreement with DTPI. The principal on the loan is repayable by DTPI out of the proceeds of any future financings of DTPI that may occur.

  These Series A shares are redeemable at the option of the holder, if not converted earlier into DTPI common stock, on the fifth anniversary of the date of issuance, or in the event of an acquisition of the Company and the Company continues to hold a majority of the voting stock of DTPI and a public offering of DTPI shares has not

                              STM WIRELESS, INC.

been consummated. In the event of such acquisition of the Company and the Series A holder elects to have their shares repurchased, then the Company or its successor shall be obligated to ensure sufficient cash is available to DTPI to repurchase the shares. In the event of a liquidation, dissolution or winding up of DTPI, the Series A holders will have a liquidation preference over the Series B holders and the note payable by DTPI to STM.

  The proceeds from the issuance of the mandatory redeemable Series A Preferred Stock in DTPI plus accrued dividends net of unamortized issuance costs have been classified as redeemable minority interest in the accompanying consolidated balance sheet at December 31, 1998.

  The redemption amount is equal to $6,000,000 plus dividends of $0.50 per share per annum accruing from the date of issuance, or $6,450,000 as of December 31, 1998, and for each of the following five years as follows:

                                                           Redeemable value of
                                                         liquidation/acquisition
                                                          preference as of the
                                                         Year Ended December 31,
                                                         -----------------------
                                                         (dollars in thousands)
       1999.............................................         $7,050
       2000.............................................          7,650
       2001.............................................          8,250
       2002.............................................          8,850
       Thereafter.......................................          9,000

  The redeemable minority interest has a redemption value of $9,000,000 in March of 2003, the fifth anniversary of the issuance, which includes $3,000,000 in accumulated preferred dividends. The accompanying consolidated balance sheet includes approximately $450,000 in accumulated preferred dividends as of December 31, 1998. The balance of $259,000 as of December 31, 1997, represents the minority interest in TMSI prior to the disposal of the assets of TMSI.

(11) Stockholders' Equity

 Preferred Stock

  The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of common stock.

 Common Stock

  As set out in the consolidated statement of stockholders' equity for the year ended December 31, 1998, the Company completed an equity offering of 571,429 shares of STM common stock in a private placement with funds managed by Pequot Capital Management, Inc. in March of 1998. The offering resulted in net proceeds of approximately $3,956,000.

  In December 1997, the Company issued 480,000 shares of common stock in exchange for all the outstanding common stock of TI (see note 3).

 Stock Options

  In January 1992, the Company adopted the Incentive Stock Option, Non Qualified Stock Option and Restricted Stock Purchase Plan--1992 (the "1992 Plan"). The 1992 Plan was amended by the Board of Directors in 1998 to increase the number of stock options available for grant by 900,000. The 1992 Plan now provides for the grant by the Company of options and/or rights to purchase up to an aggregate of 1,750,000 shares of common stock.

                              STM WIRELESS, INC.

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

  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's basic and diluted net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                       1998     1997     1996
                                                     --------  -------  -------
   Net loss:
     As reported.................................... $ (9,406) $(2,051) $(5,068)
     Pro forma...................................... $(11,604) $(3,288) $(5,818)
   Loss per basic share:
     As reported.................................... $  (1.36) $ (0.32) $ (0.80)
     Pro forma...................................... $  (1.67) $ (0.52) $ (0.92)
   Loss per diluted share:
     As reported.................................... $  (1.36) $ (0.32) $ (0.80)
     Pro forma...................................... $  (1.67) $ (0.52) $ (0.92)

  Compensation cost of $2,198,000, $1,237,000 and $750,000 for 1998, 1997 and
1996, respectively, was determined using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996--risk free interest rate of 5.33%, 6.33% and 6.21%, respectively, an expected life of five years and an expected volatility rate of 76.2%, 68.3% and 55.8%, respectively.

  Pro forma net loss and pro forma loss per share reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the net loss presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1996 is not considered.

  A summary of stock option transactions under all plans follows:

                                                                Weighted-Average
                                                      Number     Exercise Price
                                                     of Shares     Per Share
                                                     ---------  ----------------
   Options outstanding at December 31, 1995.........   631,706       $ 9.34
     Granted........................................   272,000        11.69
     Exercised......................................   (32,941)        2.93
     Canceled.......................................  (151,350)       13.25
                                                     ---------       ------
   Options outstanding at December 31, 1996.........   719,415         9.71
     Granted........................................   207,000         8.40
     Exercised......................................  (119,014)        5.54
     Canceled.......................................  (112,858)        9.57
     Cancelled for regrant(1).......................  (332,850)       12.68
     Regranted(1)...................................   332,850         7.13
                                                     ---------       ------
   Options outstanding at December 31, 1997.........   694,543         7.40
     Granted........................................   488,000         8.57
     Exercised......................................   (22,611)        6.47
     Canceled.......................................   (73,659)       10.37
                                                     ---------       ------
   Options outstanding at December 31, 1998......... 1,086,273       $ 7.75
                                                     =========       ======

                              STM WIRELESS, INC.

  The following table summarizes information regarding the stock options outstanding at December 31, 1998:

                               Number    Weighted Average Weighted Average   Number    Weighted Average
           Range of          Outstanding    Remaining      Exercise Price  Exercisable  Exercise Price
        Exercise Prices      at 12/31/98 Contractual Life    Per Share     at 12/31/98    Per Share
        ---------------      ----------- ---------------- ---------------- ----------- ----------------
   $3.88- 6.75.............     139,375        7.98            $5.06          48,875        $4.86
    7.13- 7.88.............     523,498        7.62             7.18         296,963         7.16
    8.50-14.25.............     423,400        9.26             9.33          21,450         9.50
                              ---------                        -----                        -----
   $3.88-14.25.............   1,086,273        8.31            $7.75         367,288        $6.99
                              =========                        =====                        =====

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

(12) Commitments and Contingencies

 Purchase Commitments

 REMEC

  In connection with the sale of RF (see note 4), the Company entered into purchase commitments with REMEC to purchase components that are incorporated into certain of the Company's products.

  Under the Manufacturing and Product Supply Agreement dated April 30, 1996 the Company entered into a two year agreement to purchase a minimum of $9,375,000 of product for which there is no remaining obligation at December 31, 1998.

  Under the Development, Manufacturing and Product Supply Agreement, dated April 30,1996 as amended November 1, 1996, the Company entered into a three year agreement to undertake the joint development of two products. The agreement requires the Company to reimburse REMEC for engineering expenses for the development of the products up to $1,250,000 and to purchase products up to approximately $18,000,000. STM will have title to and ownership of the design of the products and will have exclusive rights to the sale of the products. The three year period commenced with the production of the first unit, which was in 1998. Should the Company fail to purchase the minimum requirement of the products or elects to terminate the agreement, the Company will be required to pay REMEC up to $2,475,000. To date, the Company has expensed $1,250,000 for engineering expenses of which $250,000 was recognized in 1997 and $1,000,000 was recognized in 1996 ($650,000 of which was recognized in the fourth quarter). The Company has purchased approximately $940,000 of product in 1998.

                              STM WIRELESS, INC.

 Other Vendors Commitments

  Under a Development, Manufacturing and Product Supply Agreement dated March 27, 1998, the Company entered into a two-year agreement with a vendor to undertake the joint development of a product. The agreement requires the Company to reimburse the vendor for engineering expenses for the development of the product up to $120,000 and to purchase up to approximately $7,300,000 of product. Both parties jointly own the technology created, although the vendor cannot exploit the design of the product to manufacture a product that directly or indirectly competes with the product. The two-year period commences with the production of the first unit. Should the Company fail to purchase the minimum requirement of the product or elects to terminate the agreement, the Company will be required to pay the vendor up to $1,000,000. As of December 31, no amounts had been expensed under this contract.

  While management believes that none of these purchase commitments are in excess of requirements and all purchases will be used to fulfill customer orders in the normal course of business, there can be no assurance that the Company will generate any future level of revenues sufficient to satisfy its purchase commitments. (See notes 8 and 19.)

 Lease Commitments

  In 1998, the Company relocated it Network Systems Division to Georgia and entered into a five-year lease commitment for administrative offices, warehouse and manufacturing facilities.

  At December 31, 1998, the minimum future rental commitments under this non-cancelable lease were as follows:

                                                                     Year ended
                                                                    December 31,
                                                                    ------------
                                                                     (dollar in
                                                                     thousands)
       1999........................................................    $  409
       2000........................................................       412
       2001........................................................       423
       2002........................................................       434
       2003........................................................       332
                                                                       ------
                                                                       $2,010
                                                                       ======

  Rent expense for 1998 was approximately $102,000.

 Litigation

  The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operation. The Company recognized an expense of approximately $350,000 associated with the wrongful termination of an employee in the fourth quarter of 1996.

 Contingency

  TMSI Accruals. In connection with the sale of the assets of TMSI (see note
3), the Company is required to indemnify and hold harmless the Buyer for certain losses, liabilities, claims, damages, expense or diminution of value arising directly or indirectly from or in connection with a breach of any representation, covenant, claim for expenses, liabilities which are not assumed, taxes or specific customer claims. The indemnification provisions apply for periods ranging from 2 years to 6 years depending upon the nature of the exposure. The maximum exposure to the Company under the indemnification provisions is $9,000,000.

                              STM WIRELESS, INC.

  In addition, there are potential liabilities to customers that are specific to TMSI and certain management bonuses that are directly associated with the disposal of TMSI that are payable upon the occurrence of future events and it is probable that these events will occur.

  Upon review of the Company's exposure, the Company has determined that there is approximately $3,700,000 (comprised of a customer claim, intellectual property exposures and management bonuses) that is required to be accrued in accordance with SFAS 5, "Accounting for Contingencies".

 Non-Recourse Bank Loan

  A wholly-owned subsidiary of the Company, the net assets of which are insignificant, is contingently liable under a $873,000 standby letter of credit as security for a non-recourse bank loan made to the Company in a back-to-back lending arrangement. The total facility available to the Company is $3,600,000. Under the arrangement, a customer pledged cash balances and cash flows sufficient to repay bank indebtedness used by that customer to fund purchases from the subsidiary. The customer's bank indebtedness was arranged under terms duplicate to, and is being used to service, the non-recourse bank loan. The Company has determined that the customer's cash security is sufficient to repay the bank's loan and that it is remote that the standby letter of credit will be negotiated to repay any indebtedness owed by the customer. Accordingly, the back-to-back loans have been offset by the Company in the years prior to December 31, 1998. Prior to December 31, 1998, the customer prepaid certain balances in a foreign currency without the permission of the Company, resulting in a foreign exchange loss in the first quarter of 1999 (see note 19). The Company is claiming compensation from its customer for this loss. The prepayment has been classified as a customer deposit in the accompanying consolidated balance sheet at December 31, 1998.

  In addition, at December 31, 1998, the Company was contingently liable for standby letters of credit for $524,000 for a customer warranty and a bid bond issued in connection with a customer tender document.

(13) Income Taxes

  The components of loss from continuing operations before income taxes, equity income and minority interest are as follows:

                                                      Year ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                      (dollars in thousands)
     U.S............................................  $(3,781) $(2,294) $(5,838)
     Foreign........................................   (1,583)    (189)  (1,292)
                                                      -------  -------  -------
       Total........................................  $(5,364) $(2,483) $(7,130)
                                                      =======  =======  =======

                              STM WIRELESS, INC.

  The components of income tax benefit (expense) consists of the following:

                                                         Year ended December 31,
                                                         -----------------------
                                                            1998    1997  1996
                                                           -------  ---- ------
                                                               (dollars in
                                                               thousands)
     Current:
       Federal............................................ $   272  $ -- $  549
       State..............................................     (88)   --    147
       Foreign............................................    (593)   --    (39)
                                                           -------  ---- ------
         Total current....................................    (409)   --    657
                                                           -------  ---- ------
     Deferred:
       Federal............................................  (2,777)  224  1,127
       State..............................................    (512)   82    123
                                                           -------  ---- ------
         Total deferred...................................  (3,289)  306  1,250
                                                           -------  ---- ------
         Total............................................ $(3,698) $306 $1,907
                                                           =======  ==== ======

  The actual income tax (expense) benefit differs from the statutory Federal income tax rate as follows:

                                   Year ended
                                  December 31,
                                ---------------------
                                1998    1997    1996
                                -----   -----   -----
     Statutory Federal income
      tax rate.................  34.0 %  34.0 %  34.0 %
     State taxes, net of
      Federal tax benefit......  (2.0)   (3.3)    3.5
     Effect of foreign
      operations............... (17.5)  (19.4)    7.7
     (Increase) decrease in
      valuation allowance...... (41.9)   (1.0)  (16.9)
     Other, net................   2.0     2.0    (1.6)
     Permanent differences..... (43.5)    --      --
                                -----   -----   -----
       Effective tax rate...... (68.9)%  12.3 %  26.7 %
                                =====   =====   =====

  Cumulative temporary differences which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                            1998     1997
                                                           -------  -------
                                                               (dollars in
                                                               thousands)
     Deferred tax assets:
       Inventories........................................ $ 2,164  $ 1,088
       Accounts receivable................................     186      408
       Accrued expenses...................................     348      497
       R&D costs capitalized for tax purposes.............     139      208
       Tax credit carryforwards...........................   1,051    1,051
       Net operating loss carryforwards...................     793    2,241
       Other..............................................     137       99
       Valuation allowance................................  (4,646)  (2,398)
                                                           -------  -------
         Total deferred tax assets........................     172    3,194
     Deferred tax liabilities:
       Fixed assets.......................................    (172)     (62)
       Minority interest..................................     --       --
       Unremitted earnings of foreign subsidiary..........     --       --
                                                           -------  -------
         Net deferred tax assets.......................... $   --   $ 3,132
                                                           =======  =======

                              STM WIRELESS, INC.

  The valuation allowance established against deferred tax assets was increased by $2,248,000 in 1998 due to continuing losses over the last three years and expected losses in 1999. The Company has determined that it is not more likely than not that deferred tax assets will be realizable.

  Included in the tax provision for 1999 is a reserve for $1,000,000 for certain tax exposures that have been assessed in Brazil. To date, the Company has responded to the assessment by the Brazilian tax authorities and intends to vigorously challenge the tax assessment.

  At December 31, 1998, the Company had available research and development credit carryforwards of approximately $450,000 which expire in 2001 to 2010, as well as $95,000 of alternative minimum tax credits which carryforward indefinitely.

  The Company has not provided for U.S. Federal income and foreign withholding taxes on its foreign subsidiaries' undistributed earnings as of December 31, 1999, because such earnings are intended to be reinvested indefinitely. If these earnings are distributed in the future, foreign tax credits would become available under U.S. law to reduce the effect on the Company's overall tax liability.

(14) Business Segment Information and Sales to Principal Customer

  In 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes new standards for reporting financial and descriptive information regarding an enterprise's operating segments. As a results, amounts presented are determined on a consistent basis in accordance with SFAS 131.

  The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructure and terminal user products.

                               STM WIRELESS, INC.


                                                    Year ended December 31,
  Revenues by geographic area:                     --------------------------
                                                     1998     1997     1996
                                                   --------  -------  -------
                                                    (dollars in thousands)
     Total:
       Latin & South America...................... $ 21,101  $ 7,269  $ 5,212
       Africa & Middle East.......................    8,856    2,976    2,436
       Asia.......................................    7,309   35,630   20,166
       United States..............................    4,164    2,362    3,702
       Europe.....................................      592    3,911    6,778
                                                   --------  -------  -------
         Total sales.............................. $ 42,022  $52,148  $38,294
                                                   ========  =======  =======

                                                   Year ended December 31,
                                                   --------------------------
                                                     1998     1997     1996
                                                   --------  -------  -------
                                                    (dollars in thousands)
     Products:
       Latin & South America...................... $ 19,377  $ 6,865  $ 4,551
       Africa & Middle East.......................    8,856    2,976    2,436
       Asia.......................................    7,034   35,630   20,166
       United States..............................    3,496      442    1,459
       Europe.....................................      592    3,911    6,778
                                                   --------  -------  -------
                                                   $ 39,355  $49,824  $35,390
                                                   ========  =======  =======

                                                   Year ended December 31,
                                                   --------------------------
                                                     1998     1997     1996
                                                   --------  -------  -------
                                                    (dollars in thousands)
     Services:
       Latin & South America...................... $  1,724  $   404  $   661
       Africa & Middle East.......................      --       --       --
       Asia.......................................      275      --       --
       United States..............................      668    1,920    2,243
       Europe.....................................      --       --       --
                                                   --------  -------  -------
                                                   $  2,667  $ 2,324  $ 2,904
                                                   ========  =======  =======

                                                   Year ended December 31,
                                                   --------------------------
                                                     1998     1997     1996
                                                   --------  -------  -------
                                                    (dollars in thousands)
     Operating loss by geographic area is as
      follows:
       Latin & South America...................... $ (1,117) $   510  $(1,839)
       Africa & Middle East.......................      --       --       --
       Asia.......................................       11      (76)     --
       United States..............................  (13,658)  (2,661)  (5,416)
       Europe.....................................      --       --       --
                                                   --------  -------  -------
                                                   $(14,764) $(2,227) $(7,255)
                                                   ========  =======  =======

                              STM WIRELESS, INC.


                                                              December 31,
  Identifiable assets by geographic area are as follows: -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
                                                         (dollars in thousands)
     Latin & South America.............................. $11,487 $ 6,145 $ 8,773
     Africa & Middle East...............................     --      --      --
     Asia...............................................   1,146      53     --
     United States......................................  50,568  48,219  43,067
     Europe.............................................     --      --      --
                                                         ------- ------- -------
                                                         $63,201 $54,417 $51,840
                                                         ======= ======= =======

  The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis to both developed and developing countries. This can give rise to a concentration of revenues and credit risks to individual customers and in geographic regions.

  In 1998, the Company generated revenues from approximately 46 customers in 22 countries compared with 45 customers in 25 countries in 1997 and approximately 58 customers in 26 countries in 1996.

  While in an individual year a customer can represent a significant proportion of the revenues for that year, the Company does not generate a significant level of on-going repeat revenues from any individual customer except its Altair joint venture in Venezuela where the Company will sell product at a minimum through the next four years. The Company's revenues, in general, in any given year represent new projects, to new or existing customers in new or existing geographic regions.

  The Company has generated approximately 50%, 14% and 14% of its revenue in Latin and South America in 1998, 1997 and 1996, respectively, and 17%, 68% and 53% of its revenue in Asia in 1998, 1997 and 1996 respectively. In 1998, the Company had two customers, one in Latin America and one in Asia, which represented approximately 23% and 10% of the Company's consolidated revenues for 1998, respectively. The customer in Latin America is experiencing financial difficulties at this time and it is uncertain if any revenues will be generated from this customer in future years. In addition, the Company generated approximately 2%, 59% and 33% of revenues from one Asian customer in 1998, 1997 and 1996, respectively. The recent deterioration of the Asian economies is impacting the level of revenues that the Company is earning from this customer.

 Latin and South America

  Sales in Latin and South America in 1998 were to 7 customers. There were significant sales to two customers for approximately $9,500,000 and $3,600,000. The sales of $3,600,000 were to the Company's 49% owned joint venture company (see note 9) which were recognized on an equity basis, whereby the Company only recognized 51% of the value of the sale. At December 31, 1998, the accounts receivable balance from Altair was approximately $4,400,000. The sales of $9,500,000 were to the Company's Mexican partner and included the sale of equipment associated with the renegotiation of the Company's long-term service agreement (see note 5). The Company's Mexican partner is experiencing financial difficulties and it is uncertain if any revenues will be generated from this customer in future years. In addition, the Company has reserved all account balances receivable from its Mexican partner.

 Asia

  Within the Asian region there was a sale to one customer in the Philippines for approximately $4,300,000. This customer had an accounts receivable balance of approximately $1,400,000 at December 31, 1998. In Thailand, sales to one customer were approximately $685,000, $30,600,000 and $12,500,000 in 1998,
1997 and 1996, respectively. Accounts receivable balances from this customer were insignificant at December 31, 1998 and 1997, respectively.

                              STM WIRELESS, INC.

 Africa & Middle East

  Sales in Africa and the Middle East were to six countries, none of which represented greater than 10% of Company revenues in 1998. The increase in revenues generated from the region reflects the Company's increased sales coverage in all regions of the world and a refocus on its sales efforts due to the deterioration of the Asian economies in 1998.

  Sales are, in general, to customers with substantial financial resources or to public utilities that are government owned in the country to which the product is shipped.

  The Company sells substantially all of its products and services internationally on a letter of credit or similar guaranteed basis (whereby customers post secured letters of credit to assure collection of receivables), or pay substantial up-front deposits or on an open account basis.

  In 1998 and 1996, the Company established approximately $1,488,000 and $1,931,000, respectively in accounts receivable allowances, primarily for customer concessions and allowances that were estimated to be required.

(15) Employee Benefits

  Effective September 1991, the Company adopted a defined contribution 401(k) savings and investment plan. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During 1997 and 1996, the Company made contributions of $7,000 and $4,000, respectively to the Plan.

  In 1998, coinciding with the merger of the TI plan into the Company's plan, the Board of Directors approved a matching contribution equal to the lesser of, with respect to each participant (a) one-half of the amount contributed by such participant to the plan, (b) $1,600 or (c) 1% of the participants salary to be paid on an annual basis. An amount of approximately $70,000 was accrued in 1998 for the Company's matching contribution and will be funded in 1999.

(16) Loss per common share

  The following table presents the computation of basic and diluted loss per share:

                                                       1998     1997     1996
                                                      -------  -------  -------
Numerator:
  Numerator for basic and diluted loss per share--net
   loss.............................................. $(9,406) $(2,051) $(5,068)
                                                      =======  =======  =======
Denominator:
  Denominator for basic loss per share--weighted
   average number of common shares outstanding during
   the period........................................   6,936    6,384    6,318
  Incremental common shares attributable to exercise
   of outstanding options and warrants...............     --       --       --
                                                      -------  -------  -------
Denominator for diluted loss per share...............   6,936    6,384    6,318
                                                      =======  =======  =======
Basic loss per share................................. $ (1.36) $ (0.32) $ (0.80)
                                                      =======  =======  =======
Diluted loss per share............................... $ (1.36) $ (0.32) $ (0.80)
                                                      =======  =======  =======

  The computation of diluted loss per share for 1998, 1997 and 1996 excluded the effect of incremental common shares attributable to the exercise of outstanding common stock options because their effect would be anti-dilutive (see note 11).

                              STM WIRELESS, INC.

(17) Related Party Transaction

  In the normal course of business, the Company contracts with Gulf Communications International, Inc. ("GCI") to provide installation services for its products. GCI was formerly 50% owned by Mr. Jack Acker, a former officer and director of the Company. Mr. Acker continues to have a financial interest in GCI although not as a shareholder. Total purchases by the Company from GCI were approximately $921,000, $720,000 and $469,000 in 1998, 1997 and
1996, respectively.

  Under the terms of its investment in DTPI (see note 10) , Pequot and DTPI entered into a one-time, one-year consulting agreement for $100,000 to be earned during the twelve month period succeeding the investment. During 1998, approximately $80,000 was expensed for these services. However, no balance was paid through December 31, 1998.

  In the normal course of business, the Company supplies equipment to its 49% owned joint venture, Altair, S.A. (see note 9). Sales to Altair in 1998 were approximately $7,250,000, of which the Company recognized approximately $3,600,000 as revenue after elimination for transactions with affiliates due to the Company's investment in Altair being accounted for under the equity method. The Company also advances cash to Altair to fund its capital expenditures and operating expenses and earns interest income at 13% on all cash advances.

  Interest income earned on advances to Altair of approximately $56,000 were recognized in 1998. At December 31, 1998 the accounts receivable balance from Altair was approximately $4,400,000.

(18) Fourth Quarter Adjustments
  The results for the fourth quarter of 1998 includes charges of approximately $7,100,000 which comprised approximately $2,500,000 for inventory obsolescence associated with an earlier version of the Company's products, certain items that are considered excess to requirements and reserves established for certain inventory on long-term loan to customers, approximately $3,200,000 for taxes comprising the write-off of deferred tax assets due to uncertainty concerning the realizability of such assets due to continued losses by the Company and a reserve established for certain tax exposures in Brazil, reserves established for accounts receivable balances of approximately $900,000 associated with the Company's Mexican partner (see notes 5 and 14) and other overdue balances and an impairment reserve of $500,000 associated with the carrying value of certain long-term revenue generating assets due to the Mexican partner experiencing financial difficulties.

(19) Subsequent Events (Unaudited)

  Subsequent to December 31, 1998, the following events have occurred:

 Intent to Merge with Remec

  On April 14, 1999, the Company announced that it had entered into a letter of intent with Remec, Inc. (Nasdaq NM Symbol: REMC) ("Remec") which provides for the merger of the Company with Remec, or a subsidiary of Remec. The merger will be structured as a tax-free, pooling of interests transaction. Each stockholder of the Company will receive one share of Remec Common Stock for every 3.8 shares of STM common stock currently owned by the stockholder. The transaction is subject to the preparation and execution of a definitive merger agreement, final approval of the board of directors of the Company and Remec, approval by the Company's stockholders and other customary terms and conditions. As a result of the foregoing contingencies, there can be no assurance that the Company will consummate the transaction.

 Devaluation of Brazilian Currency:

  At December 31, 1998, the Company had certain accounts receivable balances and long-term receivable balances due from two Brazilian customers. In addition, the Company had cash balances in Brazil representing

                              STM WIRELESS, INC.

progress payments under contracts. Arising out of the devaluation of the Brazilian Real, the Company has realized foreign currency losses in excess of $1,500,000 in the first quarter of 1999, on cash balances in Brazil, or certain account receivable balances where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation and on other accounts receivable balances where the customer has partially compensated the Company for the reduction in the value of the Brazilian Real. In accordance with SFAS 52, the Company will recognize these foreign exchange losses in Quarter 1, 1999.


 Quarter 1, 1999 losses

  The Company will incur substantial losses in the first quarter of 1999 due to low revenues and foreign exchange losses arising from the devaluation of the Brazilian Real. Furthermore, the level of revenues that the Company will earn in Quarter 2, 1999, and future quarters is uncertain. The Company has implemented certain cost saving measures and is reviewing other alternatives to improve the performance of the business.

                               STM WIRELESS, INC.

                                  SCHEDULE II

                               STM WIRELESS, INC.

                 Valuation and Qualifying Accounts and Reserves
              For the years ended December 31, 1998, 1997 and 1996

                         Accounts Receivable Allowances
                             (dollars in thousands)

                               Balance at  Charged to
                               Beginning    Costs and               Balance at
Year ended                     of Period    Expenses    Deductions End of Period
----------                     ---------- ------------- ---------- -------------
December 31, 1998.............   $1,019       1,488          485      $2,022
                                 ======      ======       ======      ======
December 31, 1997.............   $2,006          91        1,078      $1,019
                                 ======      ======       ======      ======
December 31, 1996.............   $   75       1,931          --       $2,006
                                 ======      ======       ======      ======

                               Inventory Reserves
                             (dollars in thousands)

                                             Charged
                               Balance at (credited) to
                               Beginning    Costs and               Balance at
Year ended                     of Period    Expenses    Deductions End of Period
----------                     ---------- ------------- ---------- -------------
December 31, 1998.............   $3,010       2,640          --       $5,650
                                 ======      ======       ======      ======
December 31, 1997.............   $3,466        (456)         --       $3,010
                                 ======      ======       ======      ======
December 31, 1996.............   $  738       2,728          --       $3,466
                                 ======      ======       ======      ======

                               STM WIRELESS, INC.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company currently has a Board of Directors consisting of five members. In addition to the five members listed below, the Board of Directors presently has two vacancies resulting from the resignation of Mr. Chan Kien Sing as a member of the Board in December of 1998 and the resignation of Mr. Jack Acker as a member of the Board in March of 1997. The following sets forth certain information relating to the Company's directors and executive officers:

  Emil Youssefzadeh, 45, is the founder of the Company. He has been a director of the Company and has served as its President since he founded the Company in January 1982, and has served as Chief Executive Officer from January 1982 to June 1988 and since January 1991. From January 1979 until founding the Company, Mr. Youssefzadeh was a satellite research engineer with Hughes Aircraft Company where his projects included design of satellite communications systems and satellite earth stations. He also was a member of the team for communications system engineering for the Intelsat VI spacecraft.

  Frank T. Connors, 64, has been a director of the Company since June 1988, and served as its Chairman of the Board of Directors from June 1988 to September 1993, and as its Chief Executive Officer from June 1988 to January 1991. Since October 1, 1994, Mr. Connors has been Vice Chairman of the Board of Directors of the Company. From October of 1994 to January 1998, Mr. Connors was Executive Vice President of the Company. From January 1998 until his retirement as an officer of the Company in January of 1999, Mr. Connors served as President of Direc-To-Phone International, Inc., the Company's fixed station satellite telephony service subsidiary. From December 1982 to January 1988, Mr. Connors was the Chief Executive Officer of Doelz Networks, a manufacturer of packet switching equipment. From 1979 to 1981, Mr. Connors was Group Vice President of Northern Telecom's Computer Systems Group. Mr. Connors is currently a director of DISC, Inc. (NASDAQ NMS: DCSC; DCSCW), an optical computer storage manufacturing Company located in northern California.

  Dr. Ernest U. Gambaro, 59, has been a director of the Company since March 1997. In 1988, Dr. Gambaro directed the formation of Infonet Services Corporation and has since served as its Vice President, General Counsel and Secretary. Infonet Services Corporation operates the world's largest value added international data communication network with offices in 58 countries. Prior to 1988, Dr. Gambaro was Assistant General Counsel for Computer Sciences Corporation focusing on the Company's international, acquisition and divestiture activities. Between 1962 and 1975, Dr. Gambaro directed programs at The Aerospace Corporation relating to the conceptual, definition and implementation of advanced technology systems for space.

  Lawrence D. Lenihan, Jr., 33, is a principal at Dawson-Samberg Capital Management, Inc. and has been a managing member of the general partner of Pequot Private Equity Fund, L.P. since February 1997. From August 1993 to October 1996, Mr. Lenihan was a principal at Broadview Associates, LLC. He currently serves as a director of Direc-To-Phone International, Inc., Digital Generation Systems, Inc., Trikon Technologies, Inc. and Sanctuary Woods Multimedia Corporation.

  Guy Numann, 66, was the President of the Communications Sector of Harris Corporation from 1989 until his retirement in 1997. From 1962 to 1989, Mr. Numann served in various capacities in the Communications Sector and Two Way Radio Division of Harris Corporation.

  Mohammad H. Farzin, 47, has been Executive Vice President of the Company since January 1998. From January 1993 to January 1998, Mr. Farzin was the Company's Vice President for Technology and Business Development. From January 1990 to January 1993, Mr. Farzin was the Company's Manager of Systems Engineering.

  Michael Lindsay, 41, has been a corporate officer and Chief Operating Officer of Direc-To-Phone International, Inc., the Company's fixed station satellite telephony services provider since January 1998. Mr. Lindsay was Chief Operating Officer of the Company from July 1994 until January 1998. From January

1993 to March 1994, Mr. Lindsay served as Chief Operating Officer of Numedia Corporation, a software developer. From September 1988 to October 1992, Mr. Lindsay held various officer positions at Dowty Communications, Inc., a company specializing in data communications, including President, Executive Vice President and Vice President Finance Operations.

  Joseph J. Wallace, 39, has been Vice President-Finance and Chief Financial Officer of the Company since March 1997. From April 1994 to March 1997, Mr. Wallace was Corporate Controller of MAI Systems Corporation, a publicly held worldwide provider of total information system solutions. From 1990 to 1993, Mr. Wallace was Controller and Chief Financial Officer of Simmons Magee, PLC, a British based value added reseller of computer products and services.

  There are no family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

  Based solely upon its review of the copies of reporting forms furnished to the Registrant, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, executive officers and any persons holding 10% or more of the Registrant's common stock with respect to the Registrant's year ended December 31, 1998, were satisfied, except as follows: Guy Numann filed a late Form 4 with respect to the grant to him by the Company of options to purchase 40,000 shares of the Company's common stock on November 5, 1998; Jack Acker filed a late form 3 with respect to becoming an officer of the Company on January 21, 1998; Mohammad Farzin filed a late form 3 with respect to becoming an officer of the Company on January 21, 1998; and Diane Walker filed a late form 4 with respect to the sale of 6,000 shares of the Company's common stock on May 26, 1998.

ITEM 11--EXECUTIVE COMPENSATION

  The following table sets forth compensation received for the three years ended December 31, 1998, by the Company's Chief Executive Officer, and the four other most highly compensated executive officers of the Company serving at December 31, 1998 (collectively, the "Named Executive Officers"):

                          Summary Compensation Table

                                   Annual
                                Compensation
                              -----------------
Name and Principle            Salary
Position                 Year   ($)   Bonus ($)   Other ($)(5) Awards Options (#)
------------------       ---- ------- ---------   ------------ ------------------
Emil Youssefzadeh....... 1998 310,547        0       33,020               0
 President and Chief     1997 239,698        0       33,020          10,000(6)
 Executive Officer       1996 219,448        0       33,020          10,000(7)

Jack Acker(1)........... 1998 214,783        0            0         100,000
 President STM
 Network Systems &
  Director

Mohammad H. Farzin...... 1998 205,492  500,000(4)         0         100,000
 Executive VP            1997 176,049        0            0               0
                         1996 126,402        0            0               0

Frank Connors(2)........ 1998 206,092        0            0               0(8)
 Executive VP            1997 165,577        0            0          15,000(9)
 Vice Chairman &         1996 150,000        0            0          10,000(7)
  President, DTPI

Michael Lindsay......... 1998 179,981        0            0               0(8)
 Corporate Officer &     1997 160,169        0            0               0
 Chief Operating         1996 148,440        0            0               0
  Officer, DTPI

Joseph Wallace(3)....... 1998 149,811   30,000(4)         0               0
 VP, Finance &           1997  95,673        0            0          25,000
 Chief Financial Officer

--------
(1) Mr. Acker commenced employment with the Company in December 1997. Mr. Acker resigned as an officer of the Company and from the board of directors of the Company in March of 1999.

(2) Mr. Connors retired as an officer of the Company in January of 1999.

(3) Mr. Wallace commenced employment with the Company in March 1997.

(4) The bonus was paid in connection with the sale of substantially all of the assets of Telecom Multimedia Systems, Inc., the Company's subsidiary, to Inter-Tel, Incorporated in June of 1998.

(5) During 1998, 1997 and 1996 amounts represent $33,020, $33,020 and $33,020, respectively, of automobile allowance and expenses paid by the Company for the benefit of the Chief Executive Officer.

(6) Includes regrant of 10,000 options on March 20, 1997 in connection with the Company's option cancellation/regrant program.

(7) These options were cancelled on March 20, 1997 in connection with the Company's option cancellation/regrant program.

(8) During 1998, Mr. Connors and Mr. Lindsay were not granted any options to purchase shares of the Company's common stock. However, Mr. Connors and Mr. Lindsay were granted options to purchase common stock of Direc-To-Phone International, Inc. ("DTPI"), the Company's majority owned subsidiary. Mr. Connors and Mr. Lindsay were granted options to purchase 50,000 shares and 120,000 shares, respectively, of DTPI common stock.

(9) Includes regrant of 15,000 options on March 20, 1997 in connection with the Company's option cancellation/regrant program.

                       Option Grants in Last Fiscal Year

  The following table sets forth information concerning individual grants of STM Wireless, Inc. stock options made during the fiscal year ended December 31, 1998, to each of the Named Executive Officers:

                                                                             Potential
                                                                        Realizable Value at
                                                                              Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                 % Total Options                         Appreciation for
                         Options    Granted to    Exercise                Option Term(3)
                         Granted    Employees       Price   Expiration  -------------------
Name                      (No.)  In Fiscal Yr.(1) ($/share)  Date(2)     5% ($)   10% ($)
----                     ------- ---------------- --------- ----------  -------- ----------
Jack Acker.............. 100,000       18.9%        $9.00     6/8/08(4) $566,005 $1,434,368
Mohammad H. Farzin...... 100,000       18.9%        $9.00     6/8/08    $566,005 $1,434,368

--------
(1) Options to purchase an aggregate of 528,000 shares of Common Stock were granted to employees, including the named Executive Officers, during the year ended December 31, 1998.

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

(4) Mr. Acker resigned as an employee of the Company and from the Board of Directors of the Company in March 1998. Under the terms of Mr. Acker's option grant, all options terminated on the date of his resignation and he, therefore, will not be entitled to exercise such options.

  The following table sets forth information concerning individual grants of Direc-To-Phone International, Inc. ("DTPI") stock options made during the fiscal year ended December 31, 1998, to each of the Named Executive Officers:

                                                                    Potential
                                                                   Realizable
                                                                    Value at
                                                                     Assumed
                                                                 Annual Rates of
                                                                   Stock Price
                                                                  Appreciation
                           % Total Options                         for Option
                   Options    Granted to    Exercise                 Term(3)
                   Granted    Employees       Price   Expiration ---------------
Name                (No.)  In Fiscal Yr.(1) ($/share)  Date(2)   5% ($)  10% ($)
----               ------- ---------------- --------- ---------- ------- -------
Frank Connors....   50,000       41.1%        $0.50    11/04/08  $15,723 $39,844
Michael Lindsay..  120,000       17.1%        $0.50    11/04/08  $37,734 $95,625

--------
(1) Options to purchase an aggregate of 291,800 shares of DTPI common stock were granted to employees, including the named Executive Officers, during the year ended December 31, 1998.
(2) Options granted have a term of ten years.
(3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-end Option Values

  The following table sets forth information concerning exercises of stock options during the fiscal year ended December 31, 1998, by each of the named executive officers and the year-end value of unexercised options:

                                                           Number of       Values of
                                                          Unexercised     Unexercised
                                                           Options at     In-the-Money
                                                         Fiscal Yearend    Options at
                            Shares Acquired                  (No.)       Fiscal End ($)
                              on Exercise      Value      Exercisable/    Exercisable/
          Name                   (No.)      Realized ($) Unexercisable  Unexercisable(1)
          ----              --------------- ------------ -------------- ----------------
   Emil Youssefzadeh.......        0             0        6,667/  3,333      $0/$0
   Jack Acker..............        0             0            0/100,000      $0/$0
   Mohammad H. Farzin......        0             0       78,667/123,333      $0/$0
   Frank Connors...........        0             0       11,667/  3,333      $0/$0
   Michael Lindsay.........        0             0       80,000/ 20,000      $0/$0
   Joseph Wallace..........        0             0        6,250/ 17,750      $0/$0

--------
(1) Value is based on fair market value of Common Stock as of December 31, 1998 stock market close minus the exercise price or base price of "in-the-money" options. The closing sales price for the Company's Common Stock as of December 31, 1998 on the NASDAQ Stock Market was $4.75

 Directors' Fees

  The Chairman of the Board of Directors (if an outside director) receives an annual retainer at the rate of $48,000, and each of the outside directors receives an annual retainer at the rate of $15,000 for services rendered in his or her capacity as a director of the Company. Accordingly, during 1998, Mr. Dennis Elliott received $36,000 (as he was Chairman of the Board of Directors until the annual meeting of stockholders in September of 1998, at which time he did not stand for reelection); Ms. Diane Walker received $11,250 (as she was an outside director until the annual meeting of stockholders in September of 1998, at which time she did not stand for reelection); Mr. Chan Kien Sing received $7,500 (as he served on the Board from March of 1998 until his resignation in December of 1998); Mr. K.P. Tan received $3,750 (as he served on the Board until his death in January of 1998); Mr. Gambaro received $15,000; and Mr. Numann received $3,250 (as he joined the Company's Board in September of 1998) for their services as outside directors of the Company. The Company's outside directors also receive options to purchase 20,000 shares of the Company's common stock upon joining the Company's board, with an exercise price equal to the fair market value of the common stock at the time of grant. The Company's outside directors were also reimbursed for expenses incurred for meetings of the Board of Directors which they attended.

 Consulting Agreements

  In November of 1998, the Company entered into a Consulting Agreement with Mr. Numann, pursuant to which, Mr. Numann provides the Company with up to 40 hours of consulting services per month related to identifying and facilitating introductions with potential customers, strategic partners and financing institutions, and working on strategic transactions on behalf of the Company. The consulting agreement is terminable by either party upon 30 days notice. In consideration for his consulting services, Mr. Numann received options to purchase 40,000 shares of the Company's common stock. Such options vest ratably over four years (provided that no options shall vest upon termination of the consulting agreement) and have an exercise price equal to the fair market value of the Company's common stock at the time of grant, which was $5.6875.

  In March 1998, the Company completed a $10 million equity offering of shares of STM and Direc-To-Phone International, Inc. ("DTPI"), the Company's subsidiary, to Pequot Private Equity Fund L.P. ("Pequot"), the private investment vehicle of Pequot Capital Management, Inc. Through the transaction, Pequot acquired

571,429 shares in the Company. Pequot Capital Management, Inc. is the beneficial owner of these shares. Coinciding with the equity offering, two officers of Pequot, including Mr. Lenihan, were appointed to DTPI's Board of Directors. In connection with the offering, Pequot Capital Management, Inc. entered into an one year consulting agreement with DTPI, pursuant to which Pequot Capital Management, Inc. provides consulting services to DTPI in consideration for a fee of $100,000. The consulting services consisted of (a) arranging introductions to investment banking firms, financial institutions and assisting in identification of potential investors; (b) assisting DTPI in the recruitment of senior management; and (c) performing analyses of potential strategic partners and partnering relationships.

 Retirement of Mr. Connors

  In January of 1999, Mr. Connors retired from his position as an executive officer of the Company, at which time, the Company granted Mr. Connors a retirement package which consists of (a) $100,000, half of which was paid in January of 1999 and the other half of which will be paid in June of 1999 and
(b) retention, at the Company's expense, of medical and health benefits for Mr. Connors and his dependents through 1999. In addition, as long as Mr. Connors remains on the Company's Board of Directors, he will be entitled to the same remuneration as the other outside directors.

 Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the Company's Board of Directors consists of three members. During the year ended December 31, 1998, Mr. Elliot, Ms. Walker and Mr. Gambaro were members of the Compensation Committee until the annual meeting of the stockholders of the Company in September of 1998, at which time Mr. Elliot and Ms. Walker did not stand for reelection to the Company's board of directors. Following the annual meeting of the stockholders of the Company, the Compensation Committee was comprised of Mr. Lenihan, Mr. Numann and Mr. Gambaro.

             REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

  The following report is submitted by the Compensation and Stock Option Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation and Stock Option Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 1998.

  The Compensation and Stock Option Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's senior management and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The Compensation Committee of the Company's Board of Directors consists of three members. During the year ended December 31, 1998, Mr. Elliot, Ms. Walker and Mr. Gambaro were members of the Compensation Committee until the annual meeting of the stockholders of the Company in September of 1998, at which time Mr. Elliot and Ms. Walker did not stand for reelection to the Company's board of directors. Following the annual meeting of the stockholders of the Company, the Compensation Committee was comprised of Mr. Lenihan, Mr. Numann and Mr. Gambaro.

Compensation Policies and Objectives

  In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Compensation and Stock Option Committee is guided by three basic principles:

  . The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel.

  . Annual executive compensation in excess of base salaries should be tied to individual and Company performance.

  . The financial interests of the Company's executive officers should be aligned with the financial interest of the stockholders, primarily through stock option grants which reward executives for improvements in the market performance of the Company's Common Stock.

  Salaries and Employee Benefit Programs. In order to retain executives and other key employees, and to be able to attract additional well-qualified executives when the need arises, the Company strives to offer salaries, and health care and other employee benefit programs, to its executives and other key employees that are comparable to those offered to persons with similar skills and responsibilities by competing businesses in the local geographic area.

  In recommending salaries for executive officers, the Compensation and Stock Option Committee (i) reviews the historical performance of the executives and
(ii) informally reviews available information, including information published in secondary sources, regarding prevailing salaries and compensation programs offered by competing businesses that are comparable to the Company in terms of size, revenue, financial performance and industry group. Many, though not all, of these competing businesses, that have securities which are publicly traded, are included in the S&P Communication--Equipment Manufacturer Index used in the Stock Performance Graph below. Another factor which is considered in recommending salaries of executive officers is the cost of living in Southern California where the Company is headquartered, as such cost generally is higher than in other parts of the country.

  In order to retain qualified management personnel, the Company has followed the practice of seeking to promote executives from within the Company whenever practicable. The Board of Directors believes that this policy enhances employee morale and provides continuity of management. Typically, modest salary increases are made in conjunction with such promotions.

  Performance-Based Compensation. The Board of Directors believes that the motivation of executives and key employees increases as the market value of the Company's Common Stock increases. Nevertheless, the Company provides a merit bonus in cash or stock options to executives and key employees which is dependent on the Company's achievements and the direct contributions made by each executive and other key employees. Accordingly, at the beginning of each fiscal year, the Company establishes short term and long term plans, and at the end of the fiscal year, the collective and individual contributions of the executives to the Company's achievements are evaluated. Cash bonuses are awarded if the Company achieves or exceeds the earnings goal established for the fiscal year and are limited, subject to extraordinary exceptions, to amounts ranging from five percent (5%) to fifty percent (50%) of an executive's base salary.

  The earnings goal is established on the basis of the annual operating plan developed by management and approved by the Board of Directors. The annual operating plan, which is designed to maximize profitability within the constraints of economic and competitive conditions, some of which are outside the control of the Company, is developed on the basis of (i) the Company's performance for the prior fiscal year; (ii) estimates of sales revenue for the plan year based upon recent market conditions, trends and competition and other factors which, based on historical experience, or expected to affect the level of sales that can be achieved; (iii) historical operating costs and cost savings that management believes can be realized; (iv) competitive conditions faced by the Company; and (v) additional expenditures beyond prior fiscal years in expansion or research and development toward growth of the Company's business in future fiscal years. By taking all of these factors into account, including market conditions, the earnings goal in the annual operating plan is determined.

  In certain instances, bonuses are awarded not only on the basis of the Company's overall profitability, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for any executive's efforts in achieving greater than anticipated cost savings, or completing a new product on target.

  As a result of this performance-based merit bonus program, executive compensation, and the proportion of each executive's total cash compensation that is represented by incentive or bonus income, may increase in those years in which the Company's profitability increases.

  Stock Options and Equity-Based Programs. In order to align the financial interests of executive officers and other key employees with those of the stockholders, the Company grants stock options to its executive officers and other key employees on a periodic basis, taking into account the size and terms of previous grants of equity-based compensation and stock holdings in determining awards. Stock option grants, in particular, reward executive officers and other key employees for performance that results in increases in the market price of the Company's Common Stock, which directly benefit all stockholders. Moreover, the Compensation and Stock Option Committee generally has followed the practice of granting options on terms which provide that the options become exercisable in cumulative annual installments, generally over a three to five-year period. The Compensation and Stock Option Committee believes that this feature of the option grants not only provides an incentive for executive officers to remain in the employ of the Company, but also makes longer term growth in share prices important for the executives who receive stock options.

Fiscal Year 1998 Compensation

  The salaries of the Named Executive Officers increased over the salaries paid in fiscal 1997, primarily as a result of the greater competitive environment in which the Company operates. Since the Company did not meet the earnings goals established for the year, no bonus payments were made to any of the Named Executive Officers for the year ended December 31, 1998, with the following exceptions. Mr. Farzin and Mr. Wallace each received special merit bonuses in connection with their role in the sale of substantially all of the assets of Telecom Multimedia Systems, Inc., the Company's subsidiary, to Inter-Tel Incorporated for approximately $25 million in June of 1998.

  The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers for fiscal 1998 will exceed the $1 million limit per officer. The Company's Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan--1992 is structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

                                          The Compensation Committee of the
                                          Board of Directors

                                          Dr. Ernest U. Gambaro
                                          Lawrence D. Lenihan, Jr.
                                          Guy W. Numann

                            STOCK PERFORMANCE GRAPH

  Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return of the S&P Communications-Equipment/Manufacturer Index and the NASDAQ Stock Market--US Index for the period commencing December 31, 1992 and ended on December 31, 1998.

                             [GRAPH APPEARS HERE]

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

     Five Percent Shareholders,
             Directors,
    Named Executive Officers and
           Directors and                                 Amount and Nature of
   Executive Officers as a Group                         Beneficial Ownership Percent of Class
   -----------------------------                         -------------------- ----------------
   Emil Youssefzadeh(1)................................       1,336,755             18.4%
    STM Wireless, Inc.
    One Mauchly
    Irvine, California 92618

   Berjaya Group (Cayman), Ltd.(2).....................       1,221,294             16.8%
    Level 17, Shahzan Prudential Tower
    30 Jalan Sultan Ismail
    50250 Kuala Lumpur, Malaysia

   Pequot Capital Management, Inc.(3)..................         778,929             10.7%
    c/o David J. Malat
    500 Nyala Farm Road, Westport, CT 06880

   Lawrence D. Lenihan, Jr.(3).........................         778,929             10.7%

   Guy W. Numann.......................................               0                *

   Jack F. Acker.......................................         264,458              3.6%

   Frank T. Connors(4).................................         193,080              2.7%

   Dr. Ernest U. Gambaro(5)............................          10,000                *

   Mohammad H. Farzin(6)...............................         102,215              1.4%

   Michael Lindsay(7)..................................          80,000              1.1%

   Joseph Wallace(8)...................................          12,500                *

   All Directors and Executive Officers
    as a group (9 persons)(1)(3)(4)(5)(6)(7)(8)........       2,777,937             38.2%

--------
 *  Less than 1%

(1) Includes 249,000 and 244,020 shares held by Kamil Youssefzadeh and Shafigh Youssefzadeh, respectively, who are brothers of Emil Youssefzadeh, for which Emil Youssefzadeh has voting rights. Accordingly, Emil Youssefzadeh is deemed to share beneficial ownership of these shares. Further, includes 10,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

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

(3) At March 31, 1999, Pequot Capital Management, Inc. beneficially owned 778,929 shares in the Company. 571,429 shares were acquired through its Pequot Private Equity Fund L.P. in an equity offering of shares. (See Item 13.)

(4) Inclusive of 15,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

(5) Inclusive of 10,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

(6) Inclusive of 102,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

(7) Consists of 80,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

(8) Consists of 12,500 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In June 1994, the Registrant sold 693,188 shares of newly issued common stock at a price of $10.00 per share to Berjaya Cayman, a wholly-owned subsidiary of Berjaya Group Berhad. In addition, Berjaya Cayman purchased an additional 528,106 shares of common stock from the open market and from certain former shareholders of the Company, COM.NET S.p.A. ("COMNET") and IMI Capital Markets USA Corporation. A major shareholder and the Chairman of the Board of Directors of Berjaya Group Berhad is also a major shareholder and a director of Mutiara Telecommunications SDN ("Mutiara") a customer of the Company. The Registrant believes that the terms and conditions of sales to Mutiara were negotiated at arm's length and are no less favorable than those that could be entered into with independent parties. Mr. Kien Sing Chan, Group Executive Director of Berjaya Group Berhad, was a director of the Company until his resignation in December of 1998.

  In 1997 and 1996, the Company contracted with Gulf Communications International, Inc. ("GCI") in the normal course of business to provide installation services. Until June 1998, Jack Acker served as the Chairman of the Board and was a 50% owner of GCI. Mr Acker continues to have a financial interest in GCI, although not as a Shareholder. Total purchases by the Company from GCI were approximately $921,000, $720,000 and $469,000 in 1998, 1997 and
1996, respectively.

  In December 1997, the Company entered into an Agreement and Plan of Merger with Telecom International, Inc. ("TI") pursuant to which TI merged with and into a wholly-owned subsidiary of the Company. Under the terms of the acquisition, the Company issued 480,000 shares of its Common Stock to TI's former stockholders, including Jack Acker, who received 260,458 shares of the Company's Common Stock as a result of the acquisition.

  In March 1998, the Company completed a $10 million equity offering of shares of STM and Direc-To-Phone International, Inc. ("DTPI"), the Company's subsidiary, to Pequot Private Equity Fund L.P. ("Pequot"), the private investment vehicle of Pequot Capital Management, Inc. Through the transaction, Pequot acquired 571,429 shares in the Company. Pequot Capital Management, Inc. is the beneficial owner of these shares. Coinciding with the equity offering, two officers of Pequot, including Mr. Lenihan, were appointed to DTPI's Board of Directors. In connection with the offering, Pequot Capital Management, Inc. entered into an one year consulting agreement with DTPI, pursuant to which Pequot Capital Management, Inc. provides consulting services to DTPI in consideration for a fee of $100,000. The consulting services consisted of (a) arranging introductions to investment banking firms, financial institutions and assisting in identification of potential investors; (b) assisting DTPI in the recruitment of senior management; and (c) performing analyses of potential strategic partners and partnering relationships.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedule and Exhibits

     (1) Financial Statements: The following Consolidated Financial Statements of the Company, are incorporated by reference under Part II,
  Item 8 herein.

                                                                           Page
                                                                           ----
  Consolidated Balance Sheets as of December 31, 1998 and 1997............
  Consolidated Statements of Operations for the Years Ended December 31,
   1998, 1997 and 1996....................................................
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1998, 1997 and 1996.......................................
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996....................................................
  Notes to Consolidated Financial Statements..............................
  Independent Auditors' Report............................................

  The following schedule is filed herewith:

     Schedule II--Valuation and Qualifying Accounts and Reserves are incorporated by reference under Part II, Item 8 herein.

     Selected Quarterly Financial Data are incorporated by reference under
  Part II, Item 6 herein.

     All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

  (3) Exhibits

   Exhibit
   No.                               Description                         Report
   -------                           -----------                         ------
    3.1****   Restated Certificate of Incorporation of the Company
    3.2****   Bylaws of the Company
   10.1*      Satellite Technology Management, Inc. Incentive Stock
               Option, Nonqualified Stock Option and Restricted Stock
               Purchase Plan--1992 (the "Plan")
   10.2*      Form of Incentive Stock Option Agreement pertaining to
              the Plan
   10.3*      Form of Nonqualified Stock Option agreement pertaining
              to the Plan
   10.4*      Form of Indemnification Agreement between Registrant and
              its directors
   10.16**    Federal Communication Commission authorization and
               order. File Nos. 2061/2062-DSE-P/L84 and 3379/3380-DSE-
               P/L84.
   10.18**    Stock Purchase Agreement, dated April 1, 1994, by and
               among the Company, Berjaya Group (Cayman), Ltd. and
               Emil Youssefzadeh and Albert Youssefzadeh
   10.19***   Agreement for Purchase and Sales of Real Property and
               Escrow Instructions dated June 1, 1994, by and between
               Thomas M. Zapara, Violet Zapara, trustees of the Zapara
               Family Trust W/D/T dated March 4, 1982 and the Company
   10.21****  1994 Stock Option Plan for Non-Employee Directors
   10.22***** Stock Purchase Agreement between STM Wireless, Inc. and
               REMEC, Inc. dated March 31, 1996

   Exhibit No.                        Description                        Report
   -----------                        -----------                        ------
   10.23******   Credit Agreement entered into as of 31st day of May,
                  1996, by and between STM Wireless, Inc. ("Borrower")
                  and Wells Fargo HSBC Trade Bank N.A. ("Bank")
   10.24*******  Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Direct-To-Phone International,
                  Inc., Pequot Private Equity Fund, L.P. and Pequot
                  Offshore Private Equity Fund, Inc.
   10.25*******  Series B Preferred Stock Purchase Agreement, dated
                  March 5, 1998, by and among the Company and Direct-
                  To-Phone International, Inc.
   10.26*******  Stock Purchase Agreement, dated March 5, 1998, by and among the Company, Pequot Private Equity Fund, L.P.
                  and Pequot Offshore Private Equity Fund, Inc.
   10.27*******  Stockholders Agreement, dated March 5, 1998, by and among Direct-To-Phone International, Inc. and its
                  stockholders.
   10.28*******  Registration Rights Agreement, dated March 5, 1998, by and among Direct-To-Phone International, Inc. and
                  its stockholders.
   10.29******** Asset Purchase Agreement by and among Inter-Tel,
                  Incorporated, Telecom Multimedia Systems, Inc., STM
                  Wireless, Inc., Ramin Sadr and Farshad Meshkinpour,
                  dated May 10, 1998.
   10.30******** Escrow Agreement, dated June 18, 1998, by and among
                  STM Wireless, Inc., Telecom Multimedia Systems,
                  Inc., Ramin Sadr, Farshad Meshkinpour, Inter-Tel
                  Incorporated and Bank One, Arizona, NA.
   21.           Subsidiaries of Registrant
   23.1          Consent of KPMG LLP
   27.1          Financial Data Schedule
                 Year Ended 1998

--------
       * Incorporated herein by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-45694.

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

  ****** Incorporated by reference to the referenced exhibit to the Company's
         Form 10-Q for the Quarter ended June 30, 1996.

 ******* Incorporated by reference to the referenced exhibit to the Company's
         Form 10-Q/A filed on May 19, 1998 for the Quarter ended March 31,
         1998.

******** Incorporated by reference to the referenced exhibit to the Company's
         Form 10-Q for the Quarter ended June 30, 1998.

Executive Compensation Plans and Arrangements

 Exhibit
   No.                            Description                            Report
 -------                          -----------                            ------
 10.1    Satellite Technology Management, Inc. Incentive Stock Option,
          Nonqualified Stock Option and Restricted Stock Purchase Plan
          --1992 (the "Plan").*

 10.2    Form of Incentive Stock Option Agreement pertaining to the
          Plan.*

 10.3    Form of Nonqualified Stock Option Agreement pertaining to the
          Plan.*

 10.21   1994 Stock Option Plan for Non-Employee Directors****

  (b) Reports on Form 8-K

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1999                     STM WIRELESS, INC.

                                                 /s/ Emil Youssefzadeh
                                          By: _________________________________
                                                     Emil Youssefzadeh
                                                Chief Executive Officer and
                                                   Chairman of the Board

                                                  /s/ Joseph Wallace
                                          By: _________________________________
                                                       Joseph Wallace
                                               Vice President, Finance, Chief
                                                         Financial
                                              Officer and Principal Accounting
                                                          Officer

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

               Signature                          Title                   Date
               ---------                          -----                   ----
     /s/ Emil Youssefzadeh            Chief Executive Officer and    April 14, 1999
 ____________________________________  Chairman of the Board
         Emil Youssefzadeh

     /s/ Joseph J. Wallace            Vice President, Finance,       April 14, 1999
 ____________________________________  Chief Financial Officer and
        Joseph J. Wallace              Principal Accounting
                                       Officer

       /s/ Frank T. Connors           Vice Chairman of the Board     April 14, 1999
 ____________________________________
           Frank T. Connors

   /s/ Lawrence D. Lenihan, Jr.       Director                       April 14, 1999
 ____________________________________
       Lawrence D. Lenihan, Jr.

        /s/ Guy W. Numann             Director                       April 14, 1999
 ____________________________________
            Guy W. Numann

     /s/ Dr. Ernest U. Gambaro        Director                       April 14, 1999
 ____________________________________
        Dr. Ernest U. Gambaro