Form 10-Q
period 1999-03-31
STM WIRELESS INC
filed 1999-05-20
CIK 765414

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                      For the Period Ended March 31, 1999

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

As of May 11, 1999, there were 7,042,204 shares of Common Stock, $0.001 par value per share, outstanding.

                               STM Wireless, Inc.
                                     Index

Part I.  Financial Information                                                  Page
                                                                                ----
         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1999 and
         December 31, 1998                                                         3

         Condensed Consolidated Statements of Operations for the three
         month periods ended March 31, 1999 and March 31, 1998                     4

         Condensed Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 1999 and March 31, 1998                     5

         Notes to Condensed Consolidated Financial Statements                    6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     10-15

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                                16

Part II. Other Information                                                         17

         Item 1.  Legal Proceedings
         Item 3.  Defaults Upon Senior Securities
         Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               STM WIRELESS, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)
                                  (unaudited)

                                            ASSETS
                                                                    March 31,                   December 31,
                                                                      1999                          1998
                                                              ------------------           -------------------
Current assets:
      Cash and cash equivalents                                         $  8,870                      $ 11,016
      Short-term investments                                                 612                         1,106
      Restricted cash and short-term investments                           3,258                         2,224
      Accounts receivable, net                                            10,790                        17,016
      Inventories, net                                                    14,001                        13,108
      Current portion of long-term receivables                               209                           702
      Prepaid expenses and other current assets                              306                         1,623
                                                              -------------------           -------------------
                   Total current assets                                   38,046                        46,795

Property & equipment, net                                                 10,433                        11,056
Long-term receivables                                                          -                           788
Equity and other investments                                               4,978                         4,151
Other assets                                                                 402                           411
                                                              -------------------           -------------------
                                                                        $ 53,859                      $ 63,201
                                                              ===================           ===================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                             $ 10,650                      $ 10,650
      Current portion of long-term debt                                      386                           384
      Accounts payable                                                     9,075                         9,582
      Accrued liabilities                                                  7,423                         7,256
      Customer deposits and deferred revenue                               1,248                         1,910
      Income taxes payable                                                   950                         1,000
                                                              -------------------           -------------------
                   Total current liabilities                              29,732                        30,782

Long-term debt                                                             4,327                         4,306
Redeemable minority interest                                               6,505                         6,355
Subsequent event
Stockholders' equity:
      Preferred stock, $0.001 par value; 5,000,000 shares
      authorized, none issued or outstanding                                   -                             -
      Common stock, $0.001 par value; 20,000,000 shares
      authorized; issued and outstanding 7,042,204 shares
      at March 31, 1999 and December 31, 1998                                  7                             7
      Additional paid in capital                                          38,140                        38,140
      Accumulated deficit                                                (24,852)                      (16,389)
                                                              -------------------           -------------------
                   Total Stockholders' equity                             13,295                        21,758
                                                              -------------------           -------------------
                                                                        $ 53,859                       $63,201
                                                              ===================           ===================

     See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                      For the three months
                                                         ended March 31,
                                                       1999           1998
                                                     ---------      --------
Revenues:
  Products                                             $ 2,626       $ 6,320
  Services                                                 465           629
                                                     ---------      --------
      Total revenues                                     3,091         6,949
Cost of revenues:
  Products                                               3,334         5,271
  Services                                               1,086           719
                                                     ---------      --------
      Total cost of revenues                             4,420         5,990

Gross profit (loss)                                     (1,329)          959
Operating costs:
  Selling, general & administrative expenses             3,010         2,868
  Research & development costs                           1,516         2,056
  Restructuring costs                                      617             -
                                                     ---------      --------
  Total operating costs                                  5,143         4,924

Operating loss                                          (6,472)       (3,965)

Other income (expense)                                      67           (54)
Foreign currency devaluation costs                      (1,554)            -
Interest income                                            266           139
Interest expense                                          (511)         (304)
                                                     ---------      --------
Loss from operations, before minority
  interest and income taxes                             (8,204)       (4,184)
Income tax expense                                           -             -
                                                     ---------      --------

Loss from operations before minority interest           (8,204)       (4,184)
Minority interest (expense) benefit                       (150)          113
Equity in net loss of unconsolidated affiliate            (109)            -
                                                     ---------      --------
Net loss                                               $(8,463)      $(4,071)
                                                     =========      ========

Net loss per share:
  Basic                                                 $(1.20)       $(0.62)
  -----
  Diluted                                               $(1.20)       $(0.62)
  -------

Common shares used in computing
  per share amounts:
  Basic                                                  7,042         6,619
  -----                                                  =====         =====
  Diluted                                                7,042         6,619
  -------                                                =====         =====

     See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                         Three Months
                                                                        Ended March 31,
                                                                     1999               1998
                                                                --------------     ---------------
Net cash provided by used in operations                               $    96             $(8,707)

Cash flows from investing activities:
  Net decrease in short-term investments                                  494               2,300
  Increase in restricted assets                                        (1,034)                  -
  Acquisition of property and equipment                                  (164)             (1,567)
  Equity and other investments                                           (827)                  -
                                                                --------------     ---------------
Net cash provided by (used in) investing activities                    (1,531)                733
                                                                --------------     ---------------

Cash flows from financing activities:
   Net decrease in long-term receivables                                    -                   -
   Proceeds from issuance of common stock                                   -               4,039
   Proceeds from issuance of preferred stock in subsidiary                  -               5,905
   Net increase in short-term borrowings                                    -               3,700
   Increase (repayment) of long-term debt                                  23                 (69)
                                                                --------------     ---------------
Net cash provided by financing activities                                  23              13,575
                                                                --------------     ---------------

Effect of exchange rate changes on cash and cash equivalents             (734)                  -
Net increase (decrease) in cash and cash equivalents                   (2,146)              5,601
Cash and cash equivalents at beginning of period                       11,016               4,095
                                                                --------------     ---------------
Cash and cash equivalents at end of period                            $ 8,870             $ 9,696
                                                                ==============     ===============

     See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months  Ended March 31, 1999 and 1998
                                  (Unaudited)

1.   Basis of Presentation:

        These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

        The results of operations for the current interim period are not necessarily indicative of the results to be expected for the current year.

        Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the SEC.

2.   Inventories:

     Inventories are summarized as follows:

                                  March 31,                    December 31,
                                     1999                          1998
                                  ----------                   ------------
     Raw materials                  $ 6,890                      $ 7,423
     Work in process                  2,058                          823
     Finished goods                   5,053                        4,862
                                  ----------                   ------------
                                    $14,001                      $13,108
                                  ==========                   ============

3.   Net Loss per Share:

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                              1999                      1998
                                                                           ----------               ------------
     Net loss                                                                $(8,463)                  $(4,071)

     Basic:
     ------
     Weighted average common shares outstanding
     used in computing basic net loss per share                                7,042                     6,619
                                                                           ----------               ------------

     Basic net loss per share                                                $ (1.20)                    (0.62)

     Diluted:
     --------
     Weighted average common shares outstanding                  7,042         6,619
     Dilutive options outstanding                                    -             -
     Shares used in computing diluted net loss per share         7,042         6,619
     Diluted net loss per share                                $ (1.20)      $ (0.62)

         Options to purchase 1,392,598 and 1,086,273 shares of common stock were outstanding at March 31, 1999 and December 31, 1998, respectively, and were excluded from the computation of diluted net loss per share as the effect would be antidilutive.

4.   Recently Issued Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

5.   Geographic and Business Segment Information:

         The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

Revenues by geographic area:                                           Three Months
                                                                      Ended March 31,
                                                               1999                     1998
                                                         ----------------         ----------------
                                                                  (dollars in thousands)
Total:
  Latin & South America                                          $ 1,365                  $ 1,597
  Africa & Middle East                                               611                      975
  Asia                                                               890                    3,350
  United States                                                      150                      444
  Europe                                                              75                      583
                                                                 -------                  -------
Total sales                                                      $ 3,091                  $ 6,949
                                                                 =======                  =======

                                                                         Three Months
                                                                        Ended March 31,
Products:                                                      1999                     1998
                                                         ----------------         ----------------
  Latin & South America                                          $ 1,232                  $ 1,172
  Africa & Middle East                                               574                      975
  Asia                                                               737                    3,350
  United States                                                       67                      240
  Europe                                                              16                      583
                                                                 -------                  -------
Total                                                            $ 2,626                  $ 6,320
                                                                 =======                  =======

                                                                       Three Months
                                                                     Ended March 31,
Services:                                                      1999                     1998
                                                         ----------------         ----------------
  Latin & South America                                          $   133                  $   425
  Africa & Middle East                                                37                        -
  Asia                                                               153                        -
  United States                                                       83                      204
  Europe                                                              59                        -
                                                                 -------                  -------
Total                                                            $   465                  $   629
                                                                 =======                  =======

                                                                       Three Months
                                                                     Ended March 31,
Operating loss by geographic area                              1999                     1998
                                                         ----------------         ----------------
  Latin & South America                                          $(1,336)                 $  (251)
  Africa & Middle East                                                 -                        -
  Asia                                                              (208)                     (44)
  United States                                                   (4,928)                  (3,670)
  Europe                                                               -                        -
                                                                 -------                  -------
Total                                                            $(6,472)                 $(3,965)
                                                                 =======                  =======

                                                             March 31,               December 31,
Identifiable assets by geographic area                         1999                     1998
                                                         ----------------         ----------------
  Latin & South America                                          $10,650                  $11,487
  Africa & Middle East                                                 -                        -
  Asia                                                               978                    1,146
  United States                                                   42,231                   50,568
  Europe                                                               -                        -
                                                                 -------                  -------
Total                                                            $53,859                  $63,201
                                                                 =======                  =======

6.   Foreign Currency Devaluation Costs:

           The Company has certain overseas accounts receivable balances due primarily from Brazilian customers. In addition, the Company has overseas cash balances which can vary in value depending upon the timing of cash receipts from customers in Brazil and the remittance of these balances back to the United States.

         Arising primarily from the devaluation of the Brazilian Real, the Company incurred losses of $1,554,000 in the quarter ended March 31, 1999, on cash balances, on certain account receivable balances (where the Company negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer partially compensated the Company for the reduction in the value of the Brazilian Real). In accordance with SFAS 52, the Company recognized these losses in the quarter ended March 31, 1999. At March 31, 1999, the Company had cash balances of approximately $2,300,000 and account receivable balances of $1,700,000 that are subject to foreign currency exposure risks.

7.   Restructuring Costs:

           As a result of the low level of revenues and the foreign currency losses incurred in the quarter ended March 31, 1999, the Company has implemented a cost reduction program to improve the operating performance of the business. A restructuring charge of $617,000 was recognized in the quarter ended March 31, 1999, comprising severance costs associated with approximately 30 terminated employees, the write-off of assets in the Company's Brazilian subsidiary and an accrual for the estimated costs associated with lease commitments, a certain portion of which has been determined to be in excess of current requirements. During the quarter severance payments of approximately $127,000 were made to terminated employees. At March 31, 1999, the restructuring accrual balance was approximately $310,000.

8.   Subsequent Events:

           Short Term Borrowings
           ---------------------

           In connection with the Company's short-term borrowings under a secured $10,000,000 revolving line of credit with Wells Fargo HSBC Trade Bank N.A. guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999, with the current borrowings at $9,050,000. The Company received a demand letter from the Bank, in which the Bank threatened to pursue all available alternatives, including commencing foreclosure proceedings on its collateral, if all outstanding amounts were not paid by the Company by May 17, 1999. The Company is currently in discussions with the Bank and expects to make suitable arrangements with the Bank. It is expected that an agreement with the Bank will require a permanent pay down of a portion of the line and may require the Company to give the Bank, amongst other things, additional collateral including a second deed of trust on the Company's corporate headquarters, guarantees from all the Company's domestic and foreign subsidiaries (except DTPI), a pledge of the note receivable from DTPI and an assignment of the Company's patents, trademarks and leasehold interests. The agreement may also reduce the advance rates against inventory and accounts receivable balances and may require a permanent paydown of the line of credit should the company sell its corporate headquarters or should DTPI repay the note to STM out of the proceeds of future financings.

           There can be no assurance that the Company will reach agreement with the Bank, nor, that should the company reach agreement with the Bank, that there will not be another event of default during the term of the agreement. Additionally, there can be no assurance that the company will have sufficient eligible foreign orders, inventory and accounts receivable balances to enable the Company to continue to borrow at its current level. Should the Company not reach agreement with the bank or should the Company experience a future event of default or should the Company not have sufficient eligibility to continue to borrow at its existing levels, the Company may be required to paydown either all of a portion of the line of credit and dispose of certain assets to satisfy obligations to the bank.

           In order for the Company to meet its working capital requirements, the Company may be required to seek additional funds through debt or equity financings in order to provide sufficient working capital for the Company. The Company believes that such alternative sources of financing are available to meet its anticipated cash requirements in the next twelve months. The issuance of additional equity securities by the Company could result in substantial dilution to the stockholders. If the Company incurs additional debt, the Company's increased leverage may affect its ability to raise capital in the future and may limit its flexibility to adapt to changing market conditions.


           Termination of Merger Discussions with REMEC
           --------------------------------------------

           On April 14, 1999, the Company announced that it had entered into a letter of intent with REMEC, Inc. (NASDAQ NM Symbol: REMC) ("REMEC") which provided for the merger of the Company with REMEC, or a subsidiary of REMEC. On May 17, 1999, the Company announced that STM and REMEC had mutually agreed to terminate merger discussions.

           Issuance of Shares
           ------------------

           On May 17, 1999, the Company reached an agreement to dispose of shares of DTPI for approximately $7,100,000 to REMEC and Pequot Private Equity Fund, Inc. ("Pequot"). In addition, DTPI received loan commitments in the amount of $7,500,000 from REMEC and Pequot. The loans to DTPI are repayable after 2 years, bear interest at 10% per annum and are automatically converted into equity upon the consummation of a future DTPI financing of at least $10,000,000.

           Concurrently with the closing of the above transactions, all categories of Preferred Stock of DTPI will be amended to be identical, and the Company will enter into a manufacturing agreement with REMEC.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

General:
-------

         STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATS (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment.
The Company currently focuses its sales efforts primarily on the international marketplace, particularly developing countries because management believes that these areas offer greater applications for the Company's technology, a higher growth potential and have favorable growth dynamics. The Company's subsidiary, Direc-To-Phone international, inc. ("DTPI"), provides fixed telephony services in areas of lower population density in international markets. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

Issuance of Shares
------------------

     On May 17, 1999, the Company reached an agreement to dispose of shares of DTPI for approximately $7,100,000 to Remec, Inc. ("Remec") and Pequot Private Equity Fund, Inc. ("Pequot"). In addition, DTPI received loan commitments in the amount of $7,500,000 from Remec and Pequot. The loans to DTPI are repayable after 2 years, bear interest at 10% per annum and are automatically converted into equity upon the consummation of a future DTPI financing of at least $10,000,000.

     Concurrently with the closing of the above transactions, all categories of Preferred Stock of DTPI will be amended to be identical, and the Company will enter into a manufacturing agreement with REMEC.


Results of Operations:
---------------------

     Total revenues were $3,091,000 for the three-month period ended March 31, 1999, compared to $6,949,000 for the corresponding period of 1998, a decrease of 56%. Product revenues were $2,626,000 for the three-month period ended March 31, 1999, compared to $6,320,000 for the corresponding period in 1998, a decrease of 58%. Service revenues were $465,000 for the three-month period ended March 31, 1999, compared to $629,000 for the corresponding period of 1998, a decrease of 26%. The decline in revenues reflects the continuing weakness in the developing regions of Asia and Latin America that historically have comprised a large segment of the company's market base. The economic uncertainty in these regions is continuing to impair the sales cycle for the company's products. Revenue opportunities were also adversely impacted by the currency devaluation that occurred in Brazil in the first quarter of 1999. Management sales efforts are focused on specific customers and specific known and identified projects, however, there can be no assurance that such efforts will generate any revenue or any specific level of revenues.

     The total negative gross profit margin in the three-month period ended March 31, 1999 was 43% compared to positive 14% for the comparable period in 1998. Product gross profit margin in the three-month period ended March 31, 1999 was negative 27% compared to positive 17% for the comparable period in 1998. The negative product gross profit margin reflects low margins earned on sales to customers in the quarter due to the mix of products and the geographical area of sales, a certain level of relatively fixed costs associated with program management and customer service that did not decline in line with the decline in revenues and costs due to a lower than planned throughput in the factory in the quarter due to a lower than expected level of sales orders. The negative service gross profit margin reflects a relatively fixed level of costs associated with the provision of the DTPI services and accelerated depreciation of certain revenue generating gateway equipment due to the uncertainty as to the level of revenues (if any) that will be generated in the future from this equipment, as a result of the continued financial difficulties being experienced by DTPI'S Mexican partner.

     Selling, general and administrative expenses (SG&A) for the three-month period ended March 31, 1999 increased by $142,000 to $3,010,000 or 97% of revenues, from $2,868,000, or 41% of revenues, in the corresponding period of 1998. The increase in SG&A compared to the three-months ended March 31, 1998 was primarily attributable to increased selling and marketing costs associated with broadening the Company's sales activities and increased costs associated with the company's manufacturing and operations facility in Georgia.

     Research and development (R&D) expenses for the three-month period ended March 31, 1999 decreased to $1,516,000, or 49% of total revenues, from $2,056,000, or 30% of total revenues, in the corresponding period of 1998. The decrease in R&D costs compared to the corresponding period of the prior year reflects the June 1998 disposal of the business of TMSI, the Company's former voice over IP subsidiary.

     The restructuring costs of $617,000 recognized in the three months ended March 31, 1999, comprised severance costs associated with approximately 30 terminated employees, the write-off of assets in the Company's Brazilian subsidiary and an accrual for the estimated cost associated with lease commitments, a certain portion of which has been determined to be in excess of current requirements.

     The foreign currency devaluation costs of $1,554,000 recognized in the three months ended March 31, 1999 arose primarily from the devaluation of the Brazilian Real, and comprised losses on cash balances, on certain account receivable balances (where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has partially compensated the Company for the reduction in the value of the Brazilian Real).

     Interest income increased by $127,000 to $266,000 for the three-month period ended March 31, 1999, over the three-month period ended March 31, 1998. The increase in interest income was primarily due to higher cash deposits in the three months ended March 31, 1999 compared to the corresponding period of 1998 and interest earned on advances to the Company's Venezuela equity affiliate Altair (which is accounted for on an equity basis).

     Interest expense increased by $207,000 to $511,000 for the three-month period ended March 31, 1999, over the three-month period ended March 31, 1998. The increase was primarily due to a higher average level of short-term borrowings in 1999 compared to 1998 and interest costs associated with the Company's credit facility in Brazil.

     The absence of a tax provision is due to continued losses by the Company.

     The minority interest charge in 1999 relates to accrued dividends on the mandatory redeemable shares issued in March 1998 by DTPI.

Liquidity and Capital Resources:
-------------------------------

     In connection with the award of the long-term service contract in Venezuela, and due to the capital intensive nature of this contract, and other contracts that DTPI may be awarded in the future, the Company continues to review financing alternatives to enable it to pursue these business opportunities in the most beneficial manner. However, there can be no assurance that such financing will be available, or that such financing will be available on terms acceptable to the Company.

     In connection with the Company's short-term borrowings under a secured $10,000,000 revolving line of credit with Wells Fargo HSBC Trade Bank N.A. guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999, with the current borrowings at $9,050,000. The Company received a demand letter from the Bank, in which the Bank threatened to pursue all available alternatives, including commencing foreclosure proceedings on its collateral, if all outstanding amounts were not paid by the Company by May 17, 1999. The Company is currently in discussions with the Bank and expects to make suitable arrangements with the Bank. It is expected that an agreement with the Bank will require a permanent pay down of a portion of the line and will require the Company to give the Bank, amongst other things, additional collateral including a second deed of trust on the Company's corporate headquarters, guarantees from all the Company's domestic and foreign subsidiaries (except DTPI), a pledge of the note receivable from DTPI and an assignment of the Company's patents, trademarks and leasehold interests. The agreement may also reduce the advance rates against inventory and accounts receivable balances and may require a permanent paydown of the line of credit should the company sell its corporate headquarters or should DTPI repay the note to STM out of the proceeds of future financings.

     There can be no assurance that the Company will reach agreement with the Bank, nor, that should the Company reach agreement with the Bank, that there will not be another event of default during the term of the agreement. Additionally, there can be no assurance that the company will have sufficient eligible foreign orders, inventory and accounts receivable balances to enable the Company to continue to borrow at its current level. Should the Company not reach agreement with the bank or should the Company experience an event of default or should the Company not have sufficient eligibility to continue to borrow at its existing levels, the Company may be required to paydown either all or a portion of the line of credit and dispose of certain assets to satisfy obligations to the bank.

     On May 17, 1999, the Company reached an agreement to dispose of shares of DTPI for approximately $7,100,000 to REMEC and Pequot Private Equity Fund, Inc. ("Pequot"). In addition, DTPI received loan commitments in the amount of $7,500,000 from REMEC and Pequot. The loans to DTPI are repayable after 2 years, bear interest at 10% per annum and are automatically converted into equity upon the consummation of a future DTPI financing of at least $10,000,000.

     Concurrently with the closing of the above transactions, all categories of Preferred Stock of DTPI will be amended to be identical, and the Company will enter into a manufacturing agreement with REMEC.

     In order for the Company to meet its ongoing working capital requirements, the company may be required to seek additional funds through debt or equity financings in order to provide sufficient working capital for the Company. The Company believes that such alternative sources of financing are available to meet its anticipated cash requirements in the next twelve months. The issuance of additional equity securities by the Company could result in substantial dilution to the stockholders. If the Company incurs additional debt, the Company's increased leverage may affect its ability to raise capital in the future and may limit its flexibility to adapt to changing market conditions.

     For the first three months of 1999, the Company had positive cash flows from operating activities of $96,000, compared to negative cash flows of $8,787,000 in the same period of 1998. The positive cash flows are primarily due to a decrease in accounts receivable and prepaid expenses partially offset by the net loss, increased investments in inventory, reduction in accounts payable and customer deposits.

     Cash used in investing activities in the first three months of 1999 totaled $1,531,000, comprising a decrease in short term investments, an increase in restricted assets, acquisition of property plant and equipment and an increase in equity and other investments.

     Cash provided by financing activities during the first three months totaled $23,000 comprising an increase in long-term debt.

     Overall, the Company's cash and cash equivalents totaled $8,870,000 at March 31, 1999, as compared to $11,016,000 at December 31, 1998.

New Accounting Standards:
------------------------

   In June 1998, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Year 2000:
---------

   Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because such computer programs would not properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue". The Company has formulated a Year 2000 plan to address the Company's year 2000 issues and has created a Year 2000 task force to implement the Year 2000 plan.

   The Company's Year 2000 plan has seven phases, which are as follows: 1) Phase 1 - Organization Awareness, which entails educating employees, senior management and the board of directors about the Y2K problem and how to deal with it; 2) Phase 2 - Inventory and Supply Management, which entails taking a complete inventory of systems and their relative priority to continuing operations and implementing a supply management process for top vendors and critical components; 3) Phase 3 - Assessment, which entails assessing systems and their Y2K compliance status; 4) Phase 4 - Planning, which entails preparing an estimate of costs and identifying potential solutions and their cost in dollars, schedule and ripple effect; 5) Phase 5 - Renovation, which entails implementation of fixes; 6) Phase 6 - Validation, which entails testing the fixes for compliance; and 7) Phase 7 - Contingency Planning, which entails preparing for rollover staffing, inventory adjustment and other actions which would mitigate the effect of a Y2K failure.

   The Company's Year 2000 plan will be applied in five different areas of coverage: a) internal systems; b) current products; c) vendors; d) existing customers; and e) key business partners.

   Internal Systems - The Company's internal business systems and PC applications will be a primary area of focus. The Company is currently evaluating its software applications, including, but not limited to, its business systems software, personal computers, computerized manufacturing equipment and embedded chips to identify any Year 2000 issues that could significantly disrupt the company's operations.

   The Company has completed the Inventory and Assessment phase of substantially all critical systems. The Planning, Renovation and Validation phases are scheduled to be completed by September 1, 1999. With the exception of a scheduled upgrade to the Company's Infoflow business management software system, upgrades primarily consist of implementing free bug patches or planned software upgrades to current versions. The Company expects to be Year 2000 compliant on all critical systems which rely on the calendar year before December 31, 1999. Some non-critical systems may not be addressed until after January 2000, however, the Company believes such systems will not disrupt the Company's operations significantly.

   Current Products - The Company's certification group has conducted evaluations of its current products to determine if they are Year 2000 compliant. The Company does not currently believe that there are any material Year 2000 defects in its products. With respect to components in the Company's products that are manufactured by third parties, the company has completed the Inventory and Assessment phase and does not currently believe that there are any material Year 2000 defects.

   Vendors - The Company has completed the Inventory phase and is currently in the Assessment Phase with respect to the Year 2000 status of critical suppliers. The Company has contacted the top 99% of critical suppliers, and has completed over 65% of the Assessment Phase with no serious risks discovered. The Company does not currently believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the business operations or financial performance of the Company.

   Existing Customers - With respect to products that have been shipped to existing customers, the Company has identified certain problems that will require upgrades to operational networks to make them Year 2000 compliant. The Company is in the process of contacting its customers to notify them of such problems and expects to complete all necessary upgrades by December 31, 1999. The Company currently estimates that the total cost of implementing such upgrades will not exceed $1.0 million and will likely be offset by service fees charged in connection with completing such upgrades. The Company believes that a small portion of the upgrades will be provided free of charge as part of the warranty coverage or software maintenance agreements on the products being upgraded.

   Key Business Partners - The Company has completed the Inventory Phase with respect to its key business partners, and currently is in the Assessment phase with over 50% completion to date. The Company has not identified any areas where the company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

   Contingency Plan - The Company has not formulated a contingency plan at this time but expects to have a contingency plan in place prior to September 30, 1999.

   The Company currently estimates that the cost of implementing its Year 2000 plan will not exceed $1.0 million (including the cost of upgrading the operational networks of current customers). Cost incurred to date has been minimal.

   The Company anticipates that the Year 2000 issue will not have a material adverse effect on the financial position or results of operations of the Company. There can be no assurance, however, that the systems of other companies or governmental entities, on which the company relies for supplies, cash payments, and future business, will be timely converted, or that a failure to convert by another company or the governmental entities, would not have a material adverse effect on the financial position or results of operations of the company. If third party service providers and vendors, due to the Year 2000 issue, fail to provide the company with components or materials which are necessary to manufacture its products, with sufficient electrical power and other utilities to sustain its manufacturing process, or with adequate, reliable means of transporting its products to its customers worldwide, then any such failure could have a material adverse effect on the Company's ability to conduct business, as well as the Company's financial position and results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

   To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, the Company has generated, and expects to continue generating, revenues in Brazil based in the local currency of Brazil. While the contracts relating to such arrangements contain provisions that call for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions which tie payments to foreign currency rates. The Company, therefore, has negotiated and is negotiating settlements of its receivables from its Brazilian customers. The Company's currency exposure in Brazil is also exacerbated by the Brazilian exchange control rules, which limit the Company's ability to repatriate its Brazilian currency. As of April 30, 1999, the Company's cash assets included approximately $2.0 million in Brazil (based on the exchange rates as of such date). While the Company is in the process of repatriating such funds, there can be no assurance that such process will be completed in a timely fashion or that the Company will not suffer additional losses as a result of the Brazilian currency fluctuation.

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment rate and credit risks by monitoring credit quality standards and maturity dates of investments. The Company's exposure to market risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio.

Risk Factors and Forward Looking Statements:
-------------------------------------------

   THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LACK OF LIQUIDITY AND WORKING CAPITAL, INABILITY TO RAISE DEBT OR EQUITY FINANCING, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, THE EFFECTS OF THE YEAR 2000 ISSUES, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

   BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 1999, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition. However, see Management's Discussion and Analysis of Results of Operations and Financial Condition for a Discussion of the Status of the Company's relationship with its Bank.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   See Management's Discussion and Analyses of Results of Operations and Financial Condition for a description of the Company's defaults under its bank line of credit.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27  Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed a report on Form 8-K on March 15, 1999 in which the Company previewed its results for the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STM Wireless, Inc.

Date:  May 20, 1999                 By:   /s/ JOSEPH WALLACE
                                       -----------------------------------
                                       Joseph Wallace
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)