Form 10-Q
period 1999-06-30
STM WIRELESS INC
filed 1999-08-20
CIK 765414

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                      For the Period Ended June 30, 1999

                                      or

    [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                          Commission File No. 0-19923

                              STM WIRELESS, INC.

            (Exact name of Registrant as specified in its charter)

Delaware                                     95-3758983
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification number)

One Mauchly
Irvine, California                           92618-2305
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

Yes      No

 X      ___
---

As of August 10, 1999, there were 7,042,204 shares of Common Stock, $0.001 par value per share, outstanding.

                               STM Wireless, Inc.
                                      Index

                                                                                                Page
Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets at June 30, 1999
                    and December 31, 1998.....................................................     3

                    Condensed Consolidated Statements of Operations for the
                    three and six month periods ended June 30, 1999 and June 30, 1998.........     4

                    Condensed Consolidated Statements of Cash Flows for the six
                    month periods ended June 30, 1999 and June 30, 1998.......................     5

                    Notes to Condensed Consolidated Financial Statements......................  6-11


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................... 12-18

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk.........................................................    19

Part II.  Other Information...................................................................    20

          Item 1.   Legal Proceedings
          Item 3.   Defaults Upon Senior Securities
          Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION (Item 1 - Financial Statements)

                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data) (unaudited)

                                     ASSETS
                                                                         June 30, 1999            December 31, 1998
                                                                         -------------            -----------------
Current assets:
     Cash and cash equivalents                                           $    7,078               $      11,016
     Short-term investments                                                     752                       1,106
     Restricted cash and short-term investments                               2,162                       2,224
     Accounts receivable, net                                                 9,358                      17,016
     Inventories, net                                                        12,164                      13,108
     Current portion of long-term receivables                                     -                         702
     Prepaid expenses and other current assets                                  455                       1,623
                                                                         ----------               -------------
               Total current assets                                          31,969                      46,795

Property & equipment, net                                                     8,755                      11,056
Long-term receivables                                                             -                         788
Equity and other investments                                                    157                       4,151
Other assets                                                                    418                         411
                                                                         ----------               -------------
                                                                         $   41,299               $      63,201
                                                                         ==========               =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                               $    8,400               $      10,650
     Current portion of long-term debt                                          372                         384
     Accounts payable                                                         6,365                       9,582
     Accrued liabilities                                                      5,924                       7,256
     Customer deposits and deferred revenue                                     225                       1,910
     Income taxes payable                                                       950                       1,000
                                                                         ----------               -------------
               Total current liabilities                                     22,236                      30,782

Long-term debt                                                                4,245                       4,306
Redeemable minority interest                                                      -                       6,355
Other long-term liabilities                                                   1,134                           -
Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares
        authorized, none issued or outstanding                                    -                           -
     Common stock, $0.001 par value; 20,000,000 shares
        authorized; issued and outstanding 7,042,204 shares
        at June 30,1999 and December 31, 1998                                     7                           7
     Additional paid in capital                                              38,161                      38,140
     Accumulated deficit                                                    (24,484)                    (16,389)
                                                                         ----------               -------------
               Total Stockholders' equity                                    13,684                      21,758
                                                                         ----------               -------------
                                                                         $   41,299               $      63,201
                                                                         ==========               =============

   (See accompanying notes to condensed consolidated financial statements.)

                              STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   For the three months          For the six months
                                                                      ended June 30,               ended June 30,
                                                                    1999           1998          1999           1998
                                                                    ----           ----          ----           ----
                                                                 (Note 10)                     (Note 10)
Revenues:
     Products                                                    $   5,517       $   8,633     $  8,143    $  14,953
     Services                                                          465             475          930        1,104
                                                                 ---------       ---------     --------    ---------
          Total revenues                                             5,982           9,108        9,073       16,057
Cost of revenues:
     Products                                                        3,380           6,281        6,714       11,552
     Services                                                          767             686        1,853        1,404
                                                                 ---------       ---------     --------    ---------
          Total cost of revenues                                     4,147           6,967        8,567       12,956

Gross profit                                                         1,835           2,141          506        3,101
Operating costs and other operating items:
     Selling, general & administrative expenses                      2,356           3,161        5,366        6,029
     Research & development                                          1,208           2,906        2,724        4,964
     Restructuring costs                                               425               -        1,042            -
     Move and relocation charges                                         -             980            -          980
                                                                 ---------       ---------     --------    ---------
          Total                                                      3,989           7,047        9,132       11,973
Operating income (loss)                                             (2,154)         (4,906)      (8,626)      (8,872)
     Other income (expense)                                             (5)            (36)          62          (90)
     Foreign currency devaluation costs                               (308)              -       (1,862)           -
     Gain on sale of assets                                          2,964           9,950        2,964        9,950
     Interest income                                                   251             219          517          358
     Interest expense                                                 (305)           (326)        (816)        (629)
                                                                 ---------       ---------     --------    ---------

Income (loss) before income taxes and minority interest                443           4,901       (7,761)         717
     Income tax expense                                                  -            (244)           -         (244)
                                                                 ---------       ---------     --------    ---------
Income (loss) before minority interest                                 443           4,657       (7,761)         473
     Equity in net income (loss) of
          unconsolidated affiliate                                      50               -          (59)           -
     Minority interest                                                (125)           (223)        (275)        (110)
                                                                 ---------       ---------     --------    ---------
Net income (loss)                                                $     368       $   4,434     $ (8,095)   $     363
                                                                 =========       =========     ========    =========

Net income (loss) per common share:
      Basic                                                      $    0.05       $    0.63     $  (1.15)   $    0.05
      -----                                                      ---------       ---------     --------    ---------
      Diluted                                                    $    0.05       $    0.60     $  (1.15)   $    0.05
      -------                                                    =========       =========     ========    =========
Common shares used in computing per share amounts:
      Basic                                                          7,042           7,035        7,042        6,828
      -----
      Diluted                                                        7,129           7,340        7,042        7,072
      -------

   (See accompanying notes to condensed consolidated financial statements.)

                              STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                                          Six Months
                                                                                        Ended June 30,
                                                                                  1999                  1998
                                                                                  ----                  ----
Net cash used in operations                                                    $   (6,437)           $  (16,837)
                                                                               ----------            ----------

Cash flows provided by (used in) investing activities:
        Proceeds from the sale of stock in DTPI                                     2,500                     -
        Proceeds from repayment of note by DTPI                                     2,500                     -
        Proceeds from the sale of TMSI                                                  -                17,299
        Equity investment in affiliate company                                          -                  (650)
        Decrease in restricted cash                                                    62                     -
        Net decrease in short-term investments                                        354                 2,300
        Acquisition of property, plant and equipment                                 (263)                 (245)
                                                                               ----------            ----------
Net cash provided by investing activities                                           5,153                18,704
                                                                               ----------            ----------

Cash flows from financing activities:
        Net decrease in long-term receivable                                          790                   218
        Issuance of common stock                                                        -                 4,102
        Issuance of redeemable preferred stock in DTPI                                  -                 5,886
        Increases (repayments) of short-term borrowings                            (2,250)                3,350
        Proceeds from long-term leases                                                 90                     -
        Repayment of long-term debt                                                  (163)                 (151)
                                                                               ----------            ----------
Net cash provided by (used in) financing activities                                (1,533)               13,405
                                                                               -----------           ----------

Effect of exchange rate on changes in cash and cash equivalents                    (1,121)                    -
Net increase (decrease) in cash and cash equivalents                               (3,938)               15,272
Cash and cash equivalents at beginning of period                                   11,016                 4,095
                                                                               ----------            ----------
Cash and cash equivalents at end of period                                     $    7,078            $   19,367
                                                                               ==========            ==========

     See accompanying notes to condensed consolidated financial statements

                              STM WIRELESS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

1.   Basis of Presentation:

          These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

          As a result of the Company reducing its ownership of Direc-To-Phone International, Inc. ("DTPI") to approximately 44% of the voting stock of DTPI (see Notes 9 and 10), the Company will no longer consolidate the results of DTPI, going forward. Accordingly, the accompanying Condensed Consolidated Statement of Operations includes the results of DTPI through June 17, 1999 and the Condensed Consolidated Balance Sheet at June 30, 1999, excludes the assets and liabilities of DTPI.

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

2.   Inventories:

          Inventories are summarized as follows:
          (amount in thousands)

                                        June 30, 1999         December 31, 1998
                                        -------------         -----------------

          Raw materials                  $    6,147            $       7,423
          Work in process                     2,045                      823
          Finished goods                      3,972                    4,862
                                         ----------            -------------
                                         $   12,164            $      13,108
                                         ==========            =============

3.   Net Income (Loss) per Share:
     (amount in thousands except per share data)


                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                            1999          1998           1999           1998
                                                            ----          ----           ----           ----
     Net Income (loss)                                   $     368     $   4,434        $(8,095)     $      363
                                                         ---------     ---------        -------      ----------

     Basic:
     Weighted average common shares outstanding used
          in computing basic net income (loss) per
          share                                              7,042         7,035          7,042           6,828
                                                         ---------     ---------      ---------      ----------

     Basic net income (loss) per share                   $    0.05     $    0.63      $   (1.15)     $     0.05
                                                         ---------     ---------      ---------      ----------

     Diluted:
     Weighted average common shares outstanding
                                                             7,042         7,035          7,042           6,828
     Dilutive options outstanding                               87           305              -             244
                                                         ---------     ---------      ---------      ----------
     Shares used in computing diluted net income             7,129         7,340          7,042           7,072
                                                         ---------     ---------      ---------      ----------
          (loss) per share

     Diluted net income (loss) per share                 $    0.05     $    0.60      $   (1.15)     $     0.05
                                                         ---------     ---------      ---------      ----------

     Anti-dilutive options excluded from calculation
          of net income (loss)
          per share                                            952         1,393             38              38
                                                         ---------     ---------      ---------      ----------

4.   Recently Issued Accounting Pronouncements:

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

5.   Geographic and Business Segment Information:

          The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

     Revenues by                                    Three Months Ended                Six Months Ended
     geographic areas                                    June 30,                          June 30,
                                                   1999            1998             1999              1998
                                                   ----            ----             ----              ----
     Total:
          Latin & South America                $    3,569       $    4,003     $     4,934         $     5,600
          Africa & Middle East                        158            3,097             769               4,072
          Asia                                      1,395            1,093           2,285               4,443
          United States                                60              910             210               1,354
          Europe                                      800                5             875                 588
                                               ----------       ----------     -----------         -----------
     Total                                     $    5,982       $    9,108     $     9,073         $    16,057
                                               ==========       ==========     ===========         ===========

     Products:
          Latin & South America                $    3,464       $    3,685     $     4,696         $     4,857
          Africa & Middle East                         49            3,041             623               4,031
          Asia                                      1,188            1,051           1,925               4,401
          United States                                16              856              85               1,096
          Europe                                      800                -             814                 568
                                               ----------       ----------     -----------         -----------
     Total                                     $    5,517       $    8,633     $     8,143         $    14,953
                                               ==========       ==========     ===========         ===========

     Services:
          Latin & South America                $      105       $      318     $       238         $       743
          Africa & Middle East                        109               56             146                  41
          Asia                                        207               42             360                  42
          United States                                44               54             125                 258
          Europe                                        -                5              61                  20
                                               ----------       ----------     -----------         -----------
     Total                                     $      465       $      475     $       930         $     1,104
                                               ==========       ==========     ===========         ===========

     Operating loss by area:
          Latin & South America                $     (856)      $     (773)    $    (2,192)        $    (1,024)
          Africa & Middle East                          -                -               -                   -
          Asia                                        130                2             (78)                (43)
          United States                            (1,428)          (4,135)         (6,356)             (7,805)
          Europe                                        -                -               -                   -
                                               ----------       ----------     -----------         -----------
     Total                                     $   (2,154)         $(4,906)    $    (8,626)        $    (8,872)
                                               ==========       ==========     ===========         ===========

                                                                                  June 30,         December 31,
                                                                                    1999              1998
     Identifiable assets by area:
          Latin & South America                                                $     2,096         $    11,487
          Africa & Middle East                                                           -                   -
          Asia                                                                       1,128               1,146
          United States                                                             38,075              50,568
          Europe                                                                         -                   -
                                                                               -----------         -----------
     Total                                                                     $    41,299         $    63,201
                                                                               ===========         ===========

     (The identifiable assets at June 30, 1999 exclude the assets of DTPI. See Notes 9 and 10.)

6.   Foreign Currency Devaluation Costs:

        The Company has certain overseas accounts receivable balances due primarily from Brazilian customers. In addition, the Company has overseas cash balances which can vary in value depending upon the timing of cash receipts from customers in Brazil and the remittance of these balances back to the United States.

        Arising primarily from the devaluation of the Brazilian Real, the Company incurred losses of $308,000 and $1,862,000 for the three months and six months ended June 30, 1999, respectively, on cash balances, on certain account receivable balances (where the Company negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer partially compensated the Company for the reduction in the value of the Brazilian Real). In accordance with SFAS 52, the Company recognized these losses in the period in which the exchange rate fluctuation occurred. At June 30, 1999, the Company had cash balances of approximately $1,200,000 and account receivable balances of approximately $860,000 that are subject to foreign currency exposure risks.

7.   Restructuring Costs:

        As a result of the low overall level of revenues in 1999 and the foreign currency losses incurred primarily in the quarter ended March 31, 1999, the Company implemented cost reduction programs in both Quarter 1, 1999 and Quarter 2, 1999 to improve the operating performance of the business. As a result of these cost reduction programs, the Company has exited its Atlanta facility, relocated its manufacturing operations back to California and terminated the majority of its Atlanta workforce. Restructuring costs of $425,000 and $1,042,000 (comprising exit costs of its Atlanta facility of approximately $350,000, the write-off of assets in Brazil of approximately $190,000 and severance costs of $502,000) were recognized in the three months and six months ended June 30, 1999, respectively, comprising severance costs associated with approximately 67 terminated employees, the write-off of assets in the Company's Brazilian subsidiary and an accrual for the estimated costs associated with exiting a lease commitment, which has been determined to be in excess of current requirements. During the quarter, severance payments of approximately $203,000 were made to terminated employees. At June 30, 1999, the restructuring accrual balance was approximately $610,000.

8.   Short-Term Borrowings:

        In connection with the Company's short-term borrowings under a secured $10,000,000 revolving line of credit (the "loan agreement") with Wells Fargo HSBC Trade Bank N.A. guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999, with the borrowings at $9,050,000. In June 1999, the Company reached an agreement with the bank whereby the bank agreed to forbear from exercising its rights under the loan agreement through August 31, 1999, in consideration for the paydown of the line of credit by $2,250,000 (to $6,800,000) and the provision of additional collateral to the bank.

        To increase its short-term cash resources, in June 1999 the Company completed a financing package which made funds of approximately $9,600,000 available to STM (see Note 9). The Company also expects to receive a commitment letter for a new line of credit to replace the existing line of credit; however, there can be no assurance that this new financing will be consummated. In addition, the Company estimates it has in excess of $4,000,000 of equity in its corporate headquarters, and the Company plans to enter into a sale and leaseback arrangement in the near future to liquidate this equity; however, there can be no assurance that this will be consummated.

9.   New Financing

        On June 17, 1999, the Company and DTPI completed a new financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. (NASDAQ NM
     Symbol: REMC) ("REMEC") and Pequot Private Equity Fund ("Pequot") (comprising cash of $2,500,000, a reduction in accounts payable of approximately $2,200,000 and an offset against future purchase of inventory for approximately $2,400,000). DTPI also received loans in the amount of $7,500,000 from REMEC and Pequot.

        In connection with sale of the shares in DTPI, the Company granted DTPI a concession of $1,600,000 against future purchases and agreed to a price adjustment with REMEC whereby the purchase price of all future purchases of committed product will be increased upon entering into a manufacturing outsourcing agreement with REMEC.

        The loans to DTPI from Pequot and REMEC are repayable after two years, bear interest at 10% and are automatically converted into equity upon the consumption of a future DTPI financing of at least $10,000,000.

        From the proceeds of the loans received, DTPI repaid STM $2,500,000 of a $10,000,000 note payable to STM. The remaining $7,500,000 of the note will be payable to STM out of the proceeds of future DTPI financings.

10.  Sales of Shares of DTPI

        On June 17, 1999, the Company reduced its ownership in DTPI from 75% to approximately 44% through the sale of shares in DTPI for approximately $7,100,000 (see Note 9). In addition, on June 3, 1999, DTPI announced the appointment of Claude Burgio as Chairman and Chief Executive Officer of DTPI. As a result, STM will only own approximately 44% of the voting stock of DTPI, and will not control the Board of Directors of DTPI.

        The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999, include the results of DTPI through June 17, 1999, and the balance sheet at June 30, 1999, excludes the assets and liabilities of DTPI.

        For the year ended December 31, 1998, DTPI earned revenues of $13,603,000 and incurred an operating loss of approximately $3,400,000 with a net loss of approximately $4,400,000.

        For the three months ended March 31, 1999, DTPI earned revenues of $990,000 and incurred an operating loss of approximately $2,200,000 with a net loss of approximately $2,500,000.

        At March 31, 1999, the total assets of DTPI were approximately $21,050,000.

        Reference is made to Form 8-K dated July 2, 1999, filed with the SEC which includes Pro-Forma Condensed Consolidated Financial Statements in accordance with Article 11 of Regulation S-X.

        Due to the losses incurred by DTPI from inception through June 17, 1999, and the receipt of proceeds from the sale of shares in DTPI, STM's equity investment in DTPI has been reduced to zero. In addition, STM has no funding obligations to DTPI nor has STM guaranteed the obligations of DTPI. Therefore, in accordance with Accounting Principles Board Opinion No. 18, STM will not accrue any future losses of DTPI and will discontinue applying the equity method of accounting for DTPI, until such time that DTPI is profitable.

11.  Gain on sale of assets

        In June 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. ("TMSI") to Inter-Tel, Inc. ("Inter-Tel"), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25,000,000 in cash. A gain of $9,950,000 (net costs and reserves considered necessary) was realized and is included in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1998.

        In June 1999, upon the release of the final funds from escrow, the Company reevaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in an additional gain of approximately $3,000,000 which has been classified as a gain on the sale of assets in the three and six months ended June 30, 1999. At June 30, 1999, the Company has a remaining accrual of approximately $1,000,000 for probable exposures associated with this transaction.

12.  Termination of Merger Discussions with REMEC

        On April 14, 1999, the Company announced that it had entered into a letter of intent with REMEC which provided for the merger of the Company with REMEC, or a subsidiary of REMEC. On May 17, 1999, the Company announced that STM and REMEC had mutually agreed to terminate merger discussions. (See Note 9.)

13.  Reclassifications

        Certain reclassifications have been made to the 1998 Condensed Consolidated Financial Statements to conform to the 1999 presentation.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

General:
-------

     STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company currently focuses its sales efforts primarily on the international marketplace, particularly developing countries because management believes that these areas offer greater applications for the Company's technology, a higher growth potential and have favorable growth dynamics. The Company's former subsidiary, Direc-To-Phone International, Inc. ("DTPI"), provides broadband Internet and low and medium density ("LMD") telephony services to customers in developing markets and is a provider of fixed-station satellite-based LMD telephony services with operations in Venezuela and Mexico. DTPI plans to leverage its unique strength in LMD markets to provide IP-based data and voice services to urban markets as well. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

     On June 17, 1999, the Company sold shares of DTPI for approximately $7,100,000 to REMEC, Inc. ("REMEC") and Pequot Private Equity Fund, Inc. ("Pequot") and DTPI received loans in the amount of $7,500,000 from REMEC and Pequot. The loans to DTPI from REMEC and Pequot are repayable by DTPI after two years, bear interest at 10% per annum and are automatically converted into equity upon the consummation of a future DTPI financing of at least $10,000,000. As a result of this transaction, STM reduced its ownership in DTPI from 75% to approximately 44% of the voting stock of DTPI and has de-consolidated DTPI as of June 17, 1999. Therefore, the results of operations include the results of DTPI through June 17, 1999, and the balance sheet at June 30, 1999, excludes the assets and liabilities of DTPI. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.)

Results of Operations:
---------------------

     Total revenues were $5,982,000 and $9,073,000, respectively, for the three and six month periods ended June 30, 1999, compared to $9,108,000 and $16,057,000, respectively, for the corresponding periods in 1998, representing decreases of 34% and 43%, respectively, over the prior year periods. Product revenues were $5,517,000 and $8,143,000, respectively, for the three and six month periods ended June 30, 1999, compared to $8,633,000 and $14,953,000, respectively, for the corresponding periods in 1998, representing decreases of 36% and 46%, respectively, over the prior year periods. Service revenues were $465,000 and $930,000, respectively for the three and six months periods ended June 30, 1999, compared to $475,000 and $1,104,000 respectively, for the corresponding periods of 199, representing decreases of 2% and 16% respectively, over the prior year periods.

     Excluding DTPI (in which the Company sold its controlling interest in effective June 17, 1999) from both 1999 and 1998, in the three months ended June 30, 1999, the percentage decrease in revenues would have been 26% and 30% for total revenue and product revenues, respectively, while service revenues would have increased by 271%, and in the six months ended June 30, 1999, the percentage decreases would have been 44% and 49% for total revenue and product revenues, while services revenues would have increased by 120%. The increase in service revenues reflect the higher service content of certain 1999 projects and increased revenue earned by the Company's Asian service center in 1999.

     The decline in product revenue in the quarter ended June 30, 1999, compared to June 30, 1998 reflects the absence of revenue primarily in Africa and the Middle East, which are new markets for the Company's products and where the Company is continuing to develop its customer base. For the six months ended June 30, 1999, the decline in revenues reflects the continuing weakness in the developing regions of Asia and Latin America, as well as a shortfall in revenue in Africa. The economic uncertainty in these regions continues to impair the sales cycle for the Company's products. Revenue opportunities were also adversely impacted by the currency devaluation that occurred in Brazil in the first quarter of 1999. As part of its restructuring of the operations of the Company, management has reorganized its sales activities through personnel changes and there is more direct involvement by the Chief Executive Officer of the Company in the sales activities. Sales efforts are focused on specific customers and specific known and identified projects, however, there can be no assurance that such efforts will generate any revenue or any specific level of revenues.

     The gross profit percentage earned for the three months ended June 30, 1999, was 31% in 1999 compared to 24% in the corresponding period of 1998. For the six months ended June 30, 1999, the gross profit was 5.6% compared to 19.3% for the corresponding period of 1998. Excluding DTPI (in which the Company sold its controlling interest in on June 17, 1999) the gross profit percentages would have been 42% and 29% for the three and six months ended June 30, 1999, compared to 32% and 25% for the three and six months ended June 30, 1998, respectively. The negative impact of DTPI on the consolidated gross profit percentages reflects a lower level of DTPI revenues in 1999 compared to 1998, fixed costs that did not decline in proportion to the reduction in revenues and accelerated depreciation of equipment due to uncertainty as to the level of revenues (if any) that will be generated in the future from the equipment. The improved gross profit percentages for STM excluding DTPI, in quarter 2, 1999, reflects improved margins earned on the Company's new lower cost products and higher gross profits negotiated on certain orders.

     Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1999, decreased to $2,356,000 (39% of revenue) from $3,161,000 (35% of revenue) for the corresponding period of the prior year. For the six months ended June 30, 1999, such expenses decreased to $5,366,000 (59% of revenue) from $6,029,000 (37% of revenue) for the corresponding period of the prior year. Excluding DTPI (which the Company sold its controlling interest in on June 17, 1999) SG&A would have decreased to $1,815,000 (30% of revenue) from $2,379,000 (29% of revenue) for the three months ended June 30, 1999, and would have decreased to $3,856,000 (47% of revenues) from 4,588,000 (31% of revenues) for the six months ended June 30, 1999. Excluding DTPI, the reduction in SG&A in 1999 compared to 1998 in dollar terms reflects reduced costs primarily in the second quarter of 1999 arising from the cost reduction programs implemented by the Company in the first and second quarters of 1999. The increase in SG&A as a percentage of sales in 1999 compared to 1998 reflects the relatively fixed nature of certain SG&A costs which did not decline in line with the reduction in revenues.

     Research and development (R&D) expenses for the three-month period ended June 30, 1999 decreased to $1,208,000 (20% of revenues) from $2,906,000 (32% of revenues) in the corresponding period of 1998. For the six month period ended June 30, 1999, such expenses decreased to $2,724,000 (30% of revenues) from $4,964,000 (31% of revenues) in the corresponding period of 1998. There are no R&D expenses associated with DTPI. The decrease in R&D expenses in 1999 compared to 1998 related to a one-time charge of approximately $1,400,000 in the three months ended June 30, 1998, for a contractually committed R&D project with no discernable future benefit, the absence in 1999 of any R&D expenses associated with TMSI (the assets of which were sold in June 1998) and cost reductions in 1999 due to completion of the development of the Company's new, low cost VSAT products.

     The restructuring costs of $425,000 and $1,042,000 recognized in the three and six months ended June 30, 1999, respectively, comprised severance costs associated with approximately 67 terminated employees, the write-off of certain assets in the Company's Brazilian subsidiary and an accrual for the estimated costs associated with exiting a lease commitment, which has been determined to be in excess of current requirements.

     The move and relocation charges of $980,000 in 1998 primarily comprised severance, relocation and move costs incurred in connection with the consolidation of the Company's Network Systems Division in Georgia.

     The foreign currency devaluation costs of $308,000 and $1,862,000, recognized in the three and six months ended June 30, 1999, respectively, arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has partially compensated the Company for the reduction in the value of the Brazilian Real).

     The gain on sale of assets of $9,950,000 for the three and six months ended June 30, 1998, represented a gain (net of costs and reserves considered necessary) on the sale of substantially all the assets of TMSI. In June 1999, upon the release of the final funds from escrow, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of $2,964,000 as an additional gain on the sale of assets of TMSI in the three and six months ended June 30, 1999.

     Interest income increased by $32,000 to $251,000 for the three month period ended June 30, 1999 from $219,000 for the three month period ended June 30, 1998. Interest income increased by $159,000 to $517,000 for the six month period ended June 30, 1999, from $358,000 for the six month period ended June 30, 1998. Excluding DTPI (which the Company sold its controlling interest in on June 17, 1999) interest income would have been $123,000 and $276,000 for the three and six months ended June 30, 1999, respectively, compared with $182,000 and $278,000 for the three and six months ended June 30, 1998, respectively.

     Interest expense decreased $21,000 to $305,000 for the three month period ended June 30, 1999, from $326,000 for the three month period ended June 30, 1998. Interest expense increased by $187,000 to $816,000 for the six month period ended June 30, 1999, from $629,000 for the six month period ended June 30, 1998. There is no external interest expense associated with DTPI. The increase in interest expense in the six months ended June 30, 1999, compared to the corresponding period of 1998 primarily related to the Company's line of credit in Brazil.

     The absence of a tax provision in 1999 is due to continued losses by the Company. The tax provision of $244,000 in 1998 represented the Company's estimated tax provision on its income for the six months ended June 30, 1999.

     The minority interest charge in 1999 relates to accrued dividends on the mandatory redeemable shares issued in March 1998 by DTPI. In 1998, the minority interest charge represented the accrual dividends on the mandatory redeemable shares of DTPI and a minority interest credit associated with TMSI through the date of sale of the assets of TMSI.

Liquidity and Capital Resources:
-------------------------------

     On June 17, 1999, the Company and DTPI completed a new financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 (comprising cash of $2,500,000, a reduction in accounts payable of approximately $2,200,000 and an offset against future purchase of inventory for approximately $2,400,000) to REMEC and Pequot and DTPI received loans in the amount of $7,500,000 from REMEC and Pequot.

     In connection with the sale of the shares in DTPI, the Company granted DTPI a concession of $1,600,000 against future purchases and agreed to a price adjustment with REMEC whereby the purchase price of all future purchases of committed product will be increased upon entering into a manufacturing outsourcing agreement with REMEC.

     The loans to DTPI from REMEC and Pequot are repayable by DTPI after two years, bear interest at 10% and are automatically converted into equity upon the consummation of a financing of at least $10,000,000.

     From the proceeds of the loans, DTPI repaid STM $2,500,000 of a $10,000,000 note payable to STM. The remaining $7,500,000 of the note will be payable to STM out of the proceeds of future DTPI financings.

     In connection with the Company's short-term borrowings under a secured $10,000,000 revolving line of credit (the "loan agreement") with Wells Fargo HSBC Trade Bank N.A. guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999, with the borrowings at $9,050,000.

     In June 1999, the Company reached an agreement with the bank whereby the bank agreed to forbear from exercising its rights under the loan agreement through August 31, 1999, in consideration for the paydown of the line of credit by $2,250,000 (to $6,800,000) and the provision of additional collateral to the bank.

     The Company expects to receive a commitment letter for a new line of credit to replace its existing obligations to the Bank. However, there can be no assurance that this financing will be consummated. The Company also estimates it has in excess of $4,000,000 of equity in its corporate headquarters, and the Company plans to enter into a sale and leaseback arrangement in the near future to liquidate this equity. However, there can be no assurance that such transactions will be consummated.

     For the six months ended June 30, 1999, the Company had negative cash flows from operating activities of $6,437,000. The negative cash flows are primarily due to continued operating losses and the paydown of accounts payable partially
offset by a reduction in accounts receivable and prepaid expenses.   For the six
months ended June 30, 1998, the negative cash flow from operations reflected losses for operations for the period, increased investment in inventory, accounts receivable and an equity contribution of inventory offset partially offset by an increase in accounts payable and customer deposits.

     Cash generated by investing activities in the six months ended June 30, 1999 totaled $5,153,000 comprising $5,000,000 from the sale of shares in DTPI, a decrease in short-term investments, an increase in restricted assets partially offset by the acquisition of plant property and equipment.

     Cash used in financing activities during the six months ended June 30, 1999, totaled $1,533,000, comprising a repayment of short-term borrowings of $2,250,000 and long-term debt of $163,000 partially offset by a decrease in long-term receivables of $790,000 and proceeds from long-term leases of $90,000.

     Overall, the Company's cash and cash equivalents totaled $7,078,000 at June 30, 1999, as compared to $11,016,000 at December 31, 1998.

New Accounting Standards:
------------------------

     In June 1998, the Financial Accounting Standards Board issued a statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

     The Company has completed the Inventory and Assessment phase of substantially all critical systems. The Planning, Renovation and Validation phases are scheduled to be completed by October 31, 1999. With the exception of a scheduled upgrade to the Company's Infoflow business management software system, upgrades primarily consist of implementing free bug patches or planned software upgrades to current versions. The Company expects to be Year 2000 compliant on all critical systems which rely on the calendar year before December 31, 1999. Some non-critical systems may not be addressed until after January 2000, however, the Company believes such systems will not disrupt the Company's operations significantly.

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

     Vendors - The Company has completed the Inventory phase and is currently in the Assessment phase with respect to the Year 2000 status of critical suppliers. The Company has contacted the top 99% of critical suppliers, and has completed over 75% of the Assessment phase with no serious risks discovered. The Company does not currently believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the business operations or financial performance of the Company.

     Existing Customers - With respect to products that have been shipped to existing customers, the Company has identified certain problems that will require upgrades to operational networks to make them Year 2000 compliant. The Company has contacted substantially all of its customers to notify them of such problems and expects to complete all upgrades requested to date by December 31, 1999. The Company currently estimates that the total cost of implementing such upgrades will not exceed $1,000,000 and will likely be offset by service fees charged in connection with completing such upgrades. The Company believes that a small portion of the upgrades will be provided free of charge as part of the warranty coverage or software maintenance agreements on the products being upgraded.

     Key Business Partners - The Company has completed the Inventory phase with respect to its key business partners, and currently is in the Assessment phase with over 75% completion to date. The Company has not identified any areas where the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

     Contingency Plan - A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario with respect to the Company's Year 2000 compliance, and such scenario has not yet been clearly identified. It is impossible to fully assess potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government. Assuming no major public infrastructure service disruption occurs, the Company believes that it will be able to manage its Year 2000 transition without a material effect on its results of operations or financial condition. The Company has not completed contingency plans in the event that a disruption in the public infrastructure does occur.

     The Company currently estimates that the cost of implementing its Year 2000 Plan will not exceed $1,000,000 (including the cost of upgrading the operational networks of current customers). Costs incurred to date have been less than $200,000.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, the Company has generated, and expects to continue generating, revenues in Brazil based in the local currency of Brazil. While the contracts relating to such arrangements contain provisions that call for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions which tie payments to foreign currency rates. The Company, therefore, has negotiated and is negotiating settlements of its receivables from its Brazilian customers. The Company's currency exposure in Brazil is also exacerbated by the Brazilian exchange control rules, which limit the Company's ability to repatriate its Brazilian currency. As of June 30, 1999, the Company's cash assets included approximately $1,200,000 in Brazil (based on the exchange rates as of such date). While the Company is in the process of repatriating such funds, there can be no assurance that such process will be completed in a timely fashion or that the Company will not suffer additional losses as a result of the Brazilian currency fluctuation.

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

Risk Factors and Forward Looking Statements:
-------------------------------------------

     THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LACK OF LIQUIDITY AND WORKING CAPITAL, INABILITY TO RAISE DEBT OR EQUITY FINANCING, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, THE EFFECTS OF THE YEAR 2000 ISSUES, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

     BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED

AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 30, 1999, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition. However, see Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of the status of the Company's relationship with its Bank.

Item 3 - Defaults Upon Senior Securities

     See Management's Discussion and Analyses of Results of Operations and Financial Condition for a description of the Company's defaults under its bank line of credit.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27        Financial Data Schedule

         (b)  Reports on Form 8-K:

              The Company filed a report on Form 8-K on April 9, 1999, in which it released its fourth quarter and year-end results for fiscal 1998. The Company filed a report on Form 8-K on April 19, 1999, in which the Company announced that it had entered into a letter of intent to merge with REMEC, Inc. The letter of intent was subsequently terminated.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STM Wireless, Inc.

Date:  August 19, 1999           By:    JOSEPH WALLACE
                                    -------------------------------
                                    Joseph Wallace
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)