Form 10-Q
period 1999-09-30
STM WIRELESS INC
filed 1999-11-15
CIK 765414

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

    {X} Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
        Exchange Act of 1934
                    For the Period Ended September 30, 1999

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

 Yes            No

  X            _____
 ---

As of November 10, 1999, there were 7,042,204 shares of Common Stock, $0.001 par value per share, outstanding.

                              STM Wireless, Inc.
                                     Index


                                                                                                      Page
                                                                                                      ----
Part I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets at September 30, 1999
                   and December 31, 1998.............................................................     3

                   Condensed  Consolidated  Statements of Operations for
                   the three and nine month periods ended  September 30,
                   1999 and
                   September 30, 1998................................................................     4

                   Condensed Consolidated Statements of Cash Flows for the nine
                   month periods ended September 30, 1999 and September 30, 1998.....................     5

                   Notes to Condensed Consolidated Financial Statements..............................  6-12


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................................  13-21

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk.................................................................    22

Part II. Other Information...........................................................................    23

         Item 1.   Legal Proceedings
         Item 3.   Defaults Upon Senior Securities
         Item 4.   Submission of Matters to a Vote of Security Holders
         Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION (Item 1 - Financial Statements)

                               STM WIRELESS, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                       ASSETS
                                                                     September 30, 1999            December 31, 1998
                                                                     ------------------            -----------------
Current assets:
      Cash and cash equivalents                                      $            9,286            $          11,016
      Short-term investments                                                          -                        1,106
      Restricted cash and short-term investments                                  2,195                        2,224
      Accounts receivable, net                                                    7,444                       17,016
      Inventories, net                                                           12,112                       13,108
      Current portion of long-term receivables                                        -                          702
      Prepaid expenses and other current assets                                     226                        1,623
                                                                     ------------------            -----------------
                   Total current assets                                          31,263                       46,795

Property & equipment, net                                                         8,407                       11,056
Long-term receivables                                                                 -                          788
Equity and other investments                                                        157                        4,151
Other assets                                                                        456                          411
                                                                     ------------------            -----------------
                                                                     $           40,283            $          63,201
                                                                     ==================            =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                          $            8,800            $          10,650
      Current portion of long-term debt                                             339                          384
      Accounts payable                                                            6,795                        9,582
      Accrued liabilities                                                         4,784                        7,256
      Customer deposits and deferred revenue                                         50                        1,910
      Income taxes payable                                                          765                        1,000
                                                                     ------------------            -----------------
                   Total current liabilities                                     21,533                       30,782

Long-term debt                                                                    4,135                        4,306
Redeemable minority interest                                                          -                        6,355
Other long-term liabilities                                                       1,177                            -
Stockholders' equity:
      Preferred stock, $0.001 par value; 5,000,000 shares
         authorized, none issued or outstanding                                       -                            -
      Common stock, $0.001 par value; 20,000,000 shares
         authorized; issued and outstanding 7,042,204 shares
        at September 30,1999 and December 31, 1998                                    7                            7
      Additional paid in capital                                                 38,161                       38,140
      Accumulated deficit                                                       (24,730)                     (16,389)
                                                                     ------------------            -----------------
                   Total stockholders' equity                                    13,438                       21,758
                                                                     ------------------            -----------------
                                                                     $           40,283            $          63,201
                                                                     ==================            =================

    See accompanying notes to condensed consolidated financial statements.

                              STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                   For the three months         For the nine months
                                                                   ended September 30,          ended September 30,
                                                                    1999           1998          1999           1998
                                                                    ----           ----          ----           ----
                                                                 (Note 10)                     (Note 10)
Revenues:
    Products                                                     $   6,135       $  13,257     $ 14,278      $  28,210
    Services                                                           401           1,066        1,331          2,170
                                                                 ---------       ---------     --------      ---------
           Total revenues                                            6,536          14,323       15,609         30,380
Cost of revenues:
    Products                                                         3,794           8,939       10,508         20,491
    Services                                                           155             569        2,008          1,973
                                                                 ---------       ---------     --------      ---------
           Total cost of revenues                                    3,949           9,508       12,516         22,464

Gross profit                                                         2,587           4,815        3,093          7,916
Operating costs and other operating items:
    Selling, general & administrative expenses                       1,448           2,890        6,814          8,919
    Research & development                                           1,264           1,595        3,988          6,559
    Restructuring costs                                                  -               -        1,042              -
    Move and relocation charges                                          -               -            -            980
                                                                 ---------       ---------     --------      ---------
           Total operating costs and other operating
                   items                                             2,712           4,485       11,844         16,458
Operating income (loss)                                               (125)            330       (8,751)        (8,542)
    Other income                                                        25             109           87             19
    Foreign currency devaluation costs                                (122)              -       (1,984)             -
    Gain on sale of assets                                               -               -        2,964          9,950
    Interest income                                                    355             296          872            654
    Interest expense                                                  (379)           (470)      (1,195)        (1,099)
                                                                  --------       ---------     --------      ---------

Income (loss) before income taxes and minority interest               (246)            265       (8,007)           982
    Income tax expense                                                   -             (77)           -           (321)
                                                                  --------       ---------     --------      ---------
Income (loss) before minority interest                                (246)            188       (8,007)           661
    Equity in net (loss) of
           unconsolidated affiliate                                      -               -          (59)             -
    Minority interest                                                    -            (150)        (275)          (260)
                                                                  --------       ---------     --------      ---------
Net income (loss)                                                 $   (246)      $      38     $ (8,341)     $     401
                                                                  ========       =========     ========      =========

Net income (loss) per common share:
    Basic                                                         $ (0.03)       $    0.01     $ (1.18)      $    0.06
    -----                                                         --------       ---------     --------      ---------
    Diluted                                                       $ (0.03)       $    0.01     $ (1.18)      $    0.06
    -------                                                       ========       =========     ========      =========
Common shares used in computing per share amounts:
    Basic                                                            7,042           7,042        7,042          6,900
    -----
    Diluted                                                          7,042           7,072        7,042          7,117
    -------

    See accompanying notes to condensed consolidated financial statements.

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                         Nine Months
                                                                                      Ended September 30,
                                                                                  1999                  1998
                                                                                  ----                  ----
Net cash used in operations                                                    $     (869)           $  (17,213)
                                                                               ----------            ----------

Cash flows provided by investing activities:
        Proceeds from the sale of stock in DTPI                                     2,500                     -
        Proceeds from repayment of note by DTPI                                     2,500                     -
        Cash forfeited on deconsolidation of DTPI                                  (3,149)                    -
        Proceeds from the sale of TMSI                                                  -                17,299
        Equity investment in affiliate company                                     (1,145)               (2,130)
        Decrease in restricted cash                                                   (46)                    -
        Net decrease in short-term investments                                      1,106                 2,300
        Acquisition of property and equipment                                        (263)               (1,105)
                                                                               ----------            ----------
Net cash provided by investing activities                                           1,503                16,364
                                                                               ----------            ----------

Cash flows provided by (used in) financing activities:
        Net decrease in long-term receivable                                          790                   307
        Issuance of common stock                                                        -                 4,102
        Issuance of redeemable preferred stock in DTPI                                  -                 5,886
        Increases (repayments) of short-term borrowings                            (1,850)                3,350
        Repayment of long-term debt                                                  (216)                 (250)
                                                                               ----------            ----------
Net cash provided by (used in) financing activities                                (1,276)               13,395
                                                                               -----------           ----------

Effect of exchange rate changes on cash and cash equivalents                       (1,088)                    -
Net increase (decrease) in cash and cash equivalents                               (1,730)               12,546
Cash and cash equivalents at beginning of period                                   11,016                 4,095
                                                                               ----------            ----------
Cash and cash equivalents at end of period                                     $    9,286            $   16,641
                                                                               ==========            ==========

Supplemental disclosure of cash flow information:
         Interest paid                                                                947                   715
         Income taxes paid                                                            235                     -


     See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

1.   Basis of Presentation:

          These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments necessary, in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

         As a result of the Company reducing its ownership in Direc-To-Phone International, Inc. ("DTPI") to approximately 44% of the voting stock of DTPI (see Notes 9 and 10), the Company will no longer consolidate the results of DTPI. Accordingly, the accompanying Condensed Consolidated Statements of Operations include the results of DTPI through June 17, 1999 and the Condensed Consolidated Balance Sheet at September 30, 1999, excludes the assets and liabilities of DTPI.

          The results of operations for the current interim period are not necessarily indicative of the results to be expected in future periods.

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

2.   Inventories:

          Inventories are summarized as follows:
          (amount in thousands)


                                                    September 30, 1999              December 31, 1998
                                                    ------------------              -----------------
          Raw materials                               $      6,362                        $      7,423
          Work in process                                    2,040                                 823
          Finished goods                                     3,710                               4,862
                                                      ------------                       -------------
                                                      $     12,112                       $      13,108
                                                      ============                       =============

3.       Net Income (Loss) per Share:
         (amount in thousands except per share data)



                                                                 Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                                1999          1998           1999           1998
                                                                ----          ----           ----           ----
         Net Income (loss)                                   $    (246)     $     38      $  (8,341)     $      401
                                                             ---------     ---------      ---------      ----------

         Basic:
         -----
         Weighted average common shares outstanding used
              in computing basic net income (loss) per
              share                                              7,042         7,042          7,042           6,900
                                                             ---------     ---------      ---------      ----------

         Basic net income (loss) per share                   $   (0.03)     $   0.01      $   (1.18)     $     0.06
                                                             ---------     ---------      ---------      ----------

         Diluted:
         -------
         Weighted average common shares outstanding
                                                                 7,042         7,042          7,042           6,900
         Dilutive options outstanding                                -            30              -             217
                                                             ---------     ---------      ---------      ----------
         Shares used in computing diluted net income
              (loss) per share                                   7,042         7,072          7,042           7,117
                                                             ---------     ---------      ---------      ----------

         Diluted net income (loss) per share                 $   (0.03)     $   0.01      $   (1.18)     $     0.06
                                                             ---------     ---------      ---------      ----------

         Anti-dilutive options excluded from calculation
              of net income (loss)
              per share                                          1,250         1,056          1,250             869
                                                             ---------     ---------      ---------      ----------

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

     Revenues by                            Three Months Ended            Nine Months Ended
     geographic areas                          September 30,                September 30,
                                           1999            1998         1999              1998
                                           ----            ----         ----              ----
     Total:
          Latin & South America         $    2,737   $   10,509     $     7,671    $    16,109
          Africa & Middle East               1,782        2,060           2,551          6,132
          China                              1,090            -           1,090              -
          Asia                                 457        1,140           2,742          5,583
          United States                        414          610             624          1,964
          Europe                                56            4             931            592
                                        ----------   ----------     -----------    -----------
     Total                              $    6,536   $   14,323     $    15,609    $    30,380
                                        ==========   ==========     ===========    ===========

     Products:
          Latin & South America         $    2,737   $    9,508     $     7,433    $    14,365
          Africa & Middle East               1,499        2,060           2,122          6,091
          China                              1,090            -           1,090              -
          Asia                                 357        1,075           2,282          5,476
          United States                        396          610             481          1,706
          Europe                                56            4             870            572
                                        ----------   ----------     -----------    -----------
     Total                              $    6,135   $   13,257     $    14,278    $    28,210
                                        ==========   ==========     ===========    ===========

     Services:
          Latin & South America         $        -   $    1,001     $       238    $     1,744
          Africa & Middle East                 283            -             429             41
          Asia                                 100           65             460            107
          United States                         18            -             143            258
          Europe                                 -            -              61             20
                                        ----------   ----------     -----------    -----------
     Total                              $      401   $    1,066     $     1,331    $     2,170
                                        ==========   ==========     ===========    ===========

     Operating income (loss) by area:
          Latin & South America         $     (109)  $    1,365     $    (2,301)   $       341
          Africa & Middle East                   -            -               -              -
          China                                  -            -               -              -
          Asia                                   7           28             (71)           (15)
          United States                        (23)      (1,063)         (6,379)        (8,868)
          Europe                                 -            -               -              -
                                        ----------   ----------     -----------    -----------
     Total                              $     (125)  $      330     $    (8,751)   $    (8,542)
                                        ==========   ==========     ===========    ===========
                                                                     September       December
                                                                      30, 1999       31, 1998
     Identifiable assets by area:
          Latin & South America                                     $     1,413    $    11,487
          Africa & Middle East                                                -              -
          Asia                                                            1,084          1,146
          United States                                                  37,786         50,568
          Europe                                                              -              -
                                                                    -----------    -----------
     Total                                                          $    40,283    $    63,201
                                                                    ===========    ===========

     (The identifiable assets at September 30, 1999 exclude the assets of DTPI. See Notes 9 and 10.)

6.   Foreign Currency Devaluation Costs:

The Company has certain overseas accounts receivable balances due primarily from Brazilian customers which can vary depending upon the timing and nature of projects. In addition, the Company has overseas cash balances which can vary in value depending upon the timing of cash receipts from customers in Brazil and the remittance of those balances back to the United States.

          Arising primarily from the devaluation of the Brazilian Real, the Company incurred losses of $122,000 and $1,984,000 for the three months and nine months ended September 30, 1999, respectively, on cash balances, on certain account receivable balances (where the Company negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has only partially compensated the Company for the reduction in the value of the Brazilian Real). In accordance with SFAS 52, the Company recognized these losses in the period in which the exchange rate fluctuation occurred. At September 30, 1999, the Company had assets of approximately $2,500,000 that are still subject to foreign currency exposure risks.

7.   Restructuring Costs:

     In recognition of the low overall level of revenues and the foreign currency losses incurred primarily in the quarter ended March 31, 1999, the Company implemented cost reduction programs in both Quarter 1, 1999 and Quarter 2, 1999 to improve the operating performance of the business. As a result of these cost reduction programs, the Company has exited its Atlanta facility, relocated its manufacturing operations back to California and terminated its Atlanta workforce. Restructuring costs of $1,042,000 were recognized in the nine months ended September 30, 1999, respectively, comprising severance obligations of $502,000 for approximately 70 terminated employees, costs of $190,000 associated with writing-off the assets of the Company's Brazilian subsidiary and costs of $350,000 associated with exiting the Atlanta lease commitment, which was excess to current requirements. During the quarter and nine months ended September 30, 1999, payments of approximately $274,000 and $502,000, respectively, were made to terminated employees. At September 30, 1999, the restructuring accrual balance was approximately $336,000 primarily for the lease commitment.

8.   Short-Term Borrowings:

          To increase its short-term cash resources, in June 1999 the Company completed a financing package which made funds of approximately $9,600,000 available to STM (see Note 9) and in October 1999, the Company refinanced its corporate headquarters through a deed of trust for $7,000,000, thereby paying off existing debt on the headquarters of approximately $4,000,000 and generating additional cash of approximately $3,000,000. (See Note 13.)

          In connection with the Company's short-term borrowings under a secured $10,000,000 revolving line of credit (the "loan agreement") with Wells Fargo HSBC Trade Bank N.A. guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999, with the borrowings at $9,050,000. In June 1999, the Company reached an agreement with the bank whereby the bank agreed to forbear from exercising its rights under the loan agreement through August 31, 1999, in consideration for the paydown of the line of credit by $2,250,000 (to $6,800,000) and the provision of additional collateral to the bank. There has been no formal extension of this agreement.

          In October 1999, the Company paid down the line of credit by $4,000,000 to approximately $2,800,000 and is completing negotiations for a new line of credit expected to be approximately $4,000,000, approximately $2,800,000 of which will be used to fully repay Wells Fargo HSBC Trade Bank N.A. (Trade Bank). However, there can be no assurance that this new line of credit will be consummated.

9.   New Financing

          On June 17, 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. (NASDAQ NM
     Symbol: REMC) ("REMEC") and Pequot Private Equity Fund ("Pequot"). The proceeds comprised cash of $2,500,000, a reduction in accounts payable of approximately $2,200,000 and an offset against future purchases of inventory for approximately $2,400,000. DTPI also received loans in the amount of $7,500,000 from REMEC and Pequot.

          In connection with the sale of the shares in DTPI, the Company agreed to a price adjustment with REMEC whereby the purchase price of all future purchases of committed product from REMEC will be increased.

          The loans to DTPI from Pequot and REMEC are repayable after two years, bear interest at 10% and are automatically converted into equity upon the consummation of a future DTPI financing of at least $10,000,000.

          From the proceeds of the loans received, DTPI repaid STM $2,500,000 of a $10,000,000 note payable to STM and STM granted DTPI a concession of $1,600,000 against future purchases of product by DTPI from STM. The remaining $7,500,000 of the note is repayable to STM out of the proceeds of future DTPI financings, if any.

10.  Sale of Shares in DTPI

          On June 17, 1999, the Company reduced its ownership in DTPI from 75% to approximately 44% through the sale of shares in DTPI for approximately $7,100,000 (see Note 9). In addition, on June 3, 1999, DTPI announced the appointment of Claude Burgio as Chairman and Chief Executive Officer of DTPI. As a result, STM does not control DTPI. Therefore, STM changed its accounting for DTPI from a full consolidation method to the equity method, effective June 17, 1999.

          The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999, only includes the results of DTPI through June 17, 1999, and the balance sheet at September 30, 1999, excludes the assets and liabilities of DTPI.

          For the year ended December 31, 1998, DTPI earned revenues of $13,603,000 and incurred an operating loss of approximately $3,500,000 with a net loss of approximately $4,400,000.

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

          Due to the losses incurred by DTPI from inception through June 17, 1999, and the receipt of proceeds from the sale of shares in DTPI, STM's equity investment in DTPI has been reduced to zero. In addition, STM has no funding obligations to DTPI nor has STM guaranteed any obligations of DTPI. Therefore, in accordance with Accounting Principles Board Opinion No. 18, STM will not accrue any future losses of DTPI and will discontinue applying the equity method of accounting for DTPI, until such time that DTPI is profitable.

11.  Gain on sale of assets

          In June 1998, the Company completed the sale of its then majority-owned subsidiary, Telecom Multimedia Systems, Inc. ("TMSI") to Inter-Tel, Inc. ("Inter-Tel"), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25,000,000 in cash. A gain of $9,950,000 (net of costs incurred and reserves established at the time which were considered necessary) was realized and is included in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998.

          In June 1999, upon the release of the final funds from escrow, the Company reevaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in an additional gain of approximately $3,000,000 which has been classified as a gain on the sale of assets in the nine months ended September 30, 1999. At September 30, 1999, the Company has a remaining accrual of approximately $925,000 for exposures associated with this transaction.

12.  Termination of Merger Discussions with Remec

          On April 14, 1999, the Company announced that it had entered into a letter of intent with REMEC which provided for the merger of the Company with REMEC, or a subsidiary of REMEC. On May 17, 1999, the Company announced that the Board of Directors of both STM and REMEC had mutually agreed to terminate merger discussions, but instead entered into a financing arrangement. (See Note 9.)

13.  Subsequent Event

          Subsequent to September 30, 1999, the Company refinanced its corporate headquarters through a deed of trust for $7,000,000, thereby paying off existing debt on the headquarters of approximately $4,000,000 and generating additional cash of approximately $3,000,000 which was used by the Company along with an additional $1,000,000 of working capital to pay down its line of credit with the Bank by $4,000,000, to approximately $2,800,000.

14.  Reclassifications

          Certain reclassifications have been made to the 1998 Condensed Consolidated Financial Statements to conform to the 1999 presentation.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

General:
-------

     STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks. These networks support data, fax, voice and video communication and are used to either bypass or extend terrestrial networks or provide a communications infrastructure where a network does not currently exist. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company has historically focused its sales efforts on the international marketplace, particularly developing countries. The Company's former subsidiary, Direc-To-Phone International, Inc. ("DTPI"), provides broadband Internet and low and medium density ("LMD") telephony services to customers in developing markets and is a provider of fixed-station satellite-based LMD telephony services with operations in Venezuela and Mexico. DTPI plans to leverage its unique strength in LMD markets to provide IP-based data and voice services to urban markets as well. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

     On June 17, 1999, the Company sold shares of DTPI for approximately $7,100,000 to REMEC, Inc. ("REMEC") and Pequot Private Equity Fund, Inc. ("Pequot") and DTPI received loans in the amount of $7,500,000 from REMEC and Pequot. The loans to DTPI from REMEC and Pequot are repayable by DTPI after two years, bear interest at 10% per annum and are automatically converted into equity upon the consummation of a future DTPI financing of at least $10,000,000. As a result of this transaction, STM reduced its ownership in the voting stock of DTPI from 75% to approximately 44% and due to STM no longer controlling DTPI, has de-consolidated DTPI as of June 17, 1999.

     Therefore, (a) the results of operations for the three and nine months ended September 30, 1998, include the results of DTPI, (b) the results of operations for the nine months ended September 30, 1999, include the results of DTPI through June 17, 1999, and (c) the balance sheet at September 30, 1999, excludes the assets and liabilities of DTPI. (See Note 10 of the Notes to the Condensed Consolidated Financial Statements.)

Results of Operations:
---------------------

     Total revenues (including DTPI through June 17, 1999) were $6,536,000 and $15,609,000, respectively, for the three and nine month periods ended September 30, 1999, compared to $14,323,000 and $30,380,000, respectively, for the corresponding periods in 1998, representing decreases of 54% and 49%, respectively, over the prior year periods. Product revenues were $6,135,000 and $14,278,000, respectively, for the three and nine month periods ended September 30, 1999, compared to $13,257,000 and $28,210,000, respectively, for the corresponding periods in 1998, representing decreases of 54% and 49%, respectively, over the prior year periods. Service revenues were $401,000 and $1,331,000, respectively for the three and nine months periods ended

September 30, 1999, compared to $1,066,000 and $2,170,000 respectively, for the corresponding periods of 1998, representing decreases of 62% and 39% respectively, over the prior year periods.

     Excluding DTPI (in which the Company sold its controlling interest effective June 17, 1999) from both 1999 and 1998, total revenues, product revenues and service revenues would have been $6,536,000, $6,135,000 and $401,000 respectively for the three months ended September 30, 1999, compared with $3,977,000, $3,772,000 and $205,000 respectively, for the three months ended September 30, 1998, representing increases of 64%, 63% and 96% respectively. Excluding DTPI, for the nine months ended September 30, 1999, total revenues, product revenues and service revenues would have been $14,776,000, $13,538,000 and $1,238,000 respectively, compared to $18,808,000,
$18,223,000 and $585,000 respectively, for the nine months ended September 30, 1998, representing decreases of 21% and 26% for total revenues and product revenues respectively and increase of 112% in service revenues. The increase in service revenues reflects the higher service content of certain 1999 projects and increased revenue earned by the Company's Asian Service Center in 1999.

     The higher level of revenues, excluding DTPI, in the third quarter of 1999 compared to 1998 relates to a higher level of sales in Latin America and China in 1999. China represents a new market for the Company's products. The lower level of revenues in the nine months ended September 30, 1999, compared to 1998 relates to a lower level of revenues earned in Asia and the Middle East in 1999, partially offset by increases in revenues in China and Latin America. The Company's revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects. In addition, the economic uncertainty in emerging markets continues to impair the sales cycle for the Company's products. Revenue opportunities were also adversely impacted by the significant devaluation and continued instability in the Brazilian currency in 1999. As part of its restructuring of the operations of the Company, management has reorganized its sales activities through personnel changes and there is more direct involvement by the Chief Executive Officer of the Company in the sales activities. Sales efforts are focused on specific customers and specific known and identified projects, however, there can be no assurance that such efforts will generate any revenue or any specific level of revenues.

     The gross profit percentage earned for the three months ended September 30, 1999, was 40% in 1999 compared to 34% in the corresponding period of 1998. For the nine months ended September 30, 1999, the gross profit was 20% compared to 26% for the corresponding period of 1998. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999) the gross profit percentages would have been 40% and 34% for the three and nine months ended September 30, 1999, respectively, compared to 119% and 45% for the three and nine months ended September 30, 1998, respectively. The gross profit excluding DTPI for the three and nine months ended September 30, 1998, was positively impacted by profits realized by STM on the sale of equipment by DTPI in the third quarter of 1998. The original sale of the equipment from STM to DTPI had occurred in 1997. Adjusted for this profit, the gross profit excluding DTPI, for comparative purposes would have been negative 3.0% and positive 19% for the three and nine months ended September 30, 1998. The improved gross profit percentages for STM excluding DTPI, in 1999, reflects improved margins earned on the Company's new lower cost products and higher gross profits negotiated on certain orders.

     Selling, general and administrative (SG&A) expenses for the three months ended September 30, 1999, decreased to $1,448,000 (22% of revenue) from $2,890,000 (20% of revenue) for the corresponding period of the prior year. For the nine months ended September 30, 1999, such expenses decreased to $6,814,000 (44% of revenue) from $8,919,000 (29% of revenue) for the corresponding period of the prior year. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), in the three months ended September 30, 1999, SG&A would have decreased to $1,448,000 (22% of revenue) from $2,184,000 (55% of revenue, excluding DTPI), for the three months ended September 30, 1998, and in the nine months ended September 30, 1999, would have decreased to $5,304,000 (36% of revenues, excluding DTPI), from 6,772,000 (36% of revenues, excluding DTPI) for the nine months ended September 30, 1998. Excluding DTPI, the reduction in SG&A in 1999 compared to 1998 in dollar terms reflects reduced costs primarily in the second and third quarters of 1999 arising from the cost reduction programs implemented by the Company in the first and second quarters of 1999.

     Research and development (R&D) expenses for the three month period ended September 30, 1999 decreased to $1,264,000 (19% of revenues) from $1,595,000 (11% of revenues) in the corresponding period of 1998. For the nine month period ended September 30, 1999, such expenses decreased to $3,988,000 (26% of revenues) from $6,559,000 (22% of revenues) in the corresponding period of 1998. There were no R&D expenses associated with DTPI. The decreases in R&D costs in the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily relates to cost reductions (including some headcount reductions) due to completion of the development of the Company's new low cost VSAT products. The decrease in R&D expenses in the nine months ended September 30, 1999, compared to 1998 related to a charge of approximately $1,400,000 in 1998, for a contractually committed R&D project with no discernable future benefit, the absence in 1999 of any R&D expenses associated with TMSI (the assets of which were sold in June 1998) and cost reductions in 1999 due to completion of the development of the Company's new, low cost VSAT products.

     The restructuring costs of $1,042,000 recognized in the nine months ended September 30, 1999, respectively, comprised severance costs associated with approximately 70 terminated employees, the write-off of certain assets in the Company's Brazilian subsidiary and an accrual for exiting a lease commitment, which was determined to be in excess of current requirements. (See note 7 to the Condensed Consolidated Financial Statements.)

     The move and relocation charges of $980,000 in 1998 primarily comprised severance, relocation and move costs incurred in connection with the consolidation of the Company's Network Systems Division in Georgia.

     The foreign currency devaluation costs of $122,000 and $1,984,000, recognized in the three and nine months ended September 30, 1999, respectively, arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has only partially compensated the Company for the reduction in the value of the Brazilian Real).

     The gain on sale of assets of $9,950,000 for the nine months ended September 30, 1998, represented a gain (net of costs incurred and reserves established at the time which were considered necessary) on the sale of substantially all the assets of TMSI. In June 1999, upon the release of the final funds from escrow, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of $2,964,000 as an additional gain on the sale of assets of TMSI in the nine months ended September 30, 1999.

     Interest income increased by $59,000 to $355,000 for the three month period ended September 30, 1999 from $296,000 for the three month period ended September 30, 1998. Interest income increased by $218,000 to $872,000 for the nine month period ended September 30, 1999, from $654,000 for the nine month period ended September 30, 1998. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999) interest income would have been $355,000 and $631,000 for the three and nine months ended September 30, 1999, respectively, compared with $221,000 and $499,000 for the three and nine months ended September 30, 1998, respectively. The increase in interest income, excluding DTPI, for both the three and nine months ended September 30, 1999, represents interest income received subsequent to the deconsolidation of DTPI by STM on a note receivable due from DTPI. (See Note 9 and 10 to the Condensed Consolidated Financial Statements.)

     Interest expense decreased $91,000 to $379,000 for the three month period ended September 30, 1999, from $470,000 for the three month period ended September 30, 1998. Interest expense increased by $96,000 to $1,195,000 for the nine month period ended September 30, 1999, from $1,099,000 for the nine month period ended September 30, 1998. There was no external interest expense associated with DTPI. The decrease in interest expense for the three months ended September 30, 1999, compared with the corresponding period of 1998 reflects a lower level of borrowings under the Company's line of credit and the absence of fees due to the expiration of the credit facility. For the nine months ended September 30, 1999, the increase in interest expense relates to fees incurred for the Company's credit facility for a Brazilian customer.

     The absence of a tax provision in 1999 is due to continued losses by the Company. No deferred tax benefit has been recognized due to uncertainty as to relizability of such benefit due to the continuing losses. The tax liabilities recognized represent estimated liabilities for foreign exposures. The tax provision of $77,000 and $321,000 for the three and nine months ended September 30, 1998, represented the Company's estimated tax provision on its income for the nine months ended September 30, 1999.

     The minority interest charge in 1999 relates to accrued dividends on the mandatory redeemable shares issued in March 1998 by DTPI. In 1998, the minority interest charge represented the accrued dividends on the mandatory redeemable shares of DTPI and a minority interest credit associated with TMSI through the date of sale of the assets of TMSI.

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

     In connection with the sale of the shares in DTPI, the Company granted DTPI a concession of $1,600,000 against future purchases of product by DTPI from STM and agreed to a price adjustment with REMEC whereby the purchase price of all future purchases of committed product from REMEC will be increased.

     The loans to DTPI from REMEC and Pequot are repayable by DTPI after two years, bear interest at 10% and are automatically converted into equity upon the consummation of a financing of at least $10,000,000.

     From the proceeds of the loans, DTPI repaid STM $2,500,000 of a $10,000,000 note payable to STM. The remaining $7,500,000 of the note is repayable to STM out of the proceeds of future DTPI financings, if any.

     In connection with the Company's short-term borrowings under a secured $10,000,000 revolving line of credit (the "loan agreement") with Wells Fargo HSBC Trade Bank N.A. (Trade Bank) guaranteed by the Export-Import Bank of the United States ("EXIM") under its Working Capital Guarantee Program (collectively, the "Bank"), the Company was not in compliance with certain covenants at December 31, 1998. In addition, the line of credit expired on April 1, 1999, with the borrowings at $9,050,000. In June 1999, the Company reached an agreement with the bank whereby the bank agreed to forbear from exercising its rights under the loan agreement through August 31, 1999, in consideration for the paydown of the line of credit by $2,250,000 (to $6,800,000) and the provision of additional collateral to the bank. There has been no formal extension of this agreement.

     Subsequent to September 30, 1999, the Company refinanced its corporate headquarters through a deed of trust for $7,000,000, thereby paying off existing debt on the headquarters of approximately $4,000,000 and generating approximately $3,000,000 of cash. This $3,000,000 of cash plus an additional $1,000,000 of cash from working capital was used to paydown the line of credit by $4,000,000 to approximately $2,800,000.

     The Company is in the process of completing negotiations for a new line of credit expected to be approximately $4,000,000 with a new lender and the intention is to repay the remaining $2,800,000 due to the Bank out of the proceeds of this line of credit.

     The result of this refinancing subsequent to September 30, 1999, is to increase long-term borrowings by approximately $3,000,000 and to reduce short-terms borrowings by approximately $3,000,000, thereby improving the Company's current ratio from 1.45 to 1.0 at September 30, 1999, to approximately 1.69 to
1.0 and improving the Company's quick ratio (cash plus receivables divided by current liabilities) from 0.88 to 1.0 at September 30, 1999, to approximately
1.0 to 1.0.

     For the nine months ended September 30, 1999, the Company had negative cash flows from operating activities of $869,000. The negative cash flows from operating activities are primarily due to operating losses substantially offset by non-cash items and other changes in working capital. The net cash used in operating activities for the nine months ended September 30, 1998, represented losses for the period investment in accounts receivable and inventory and a reduction in accounts payable.

     Cash generated by investing activities in the nine months ended September 30, 1999, totaled $1,503,000 comprising $2,500,000 received from the sale of shares in DTPI, $2,500,000 received from the repayment of the DTPI note receivable and a decrease in a short-term investments of $1,106,000 partially offset by $3,149,000 cash forfeited upon deconsolidation of DTPI, a $1,145,000 increase in equity investments and $263,000 purchases of property plant and equipment.

     Cash used in financing activities during the nine months ended September 30, 1999, totaled $1,276,000, comprising a repayment of short-term borrowings of $1,850,000 and long-term debt of $216,000 partially offset by proceeds from long-term receivables of $790,000.

     Overall, the Company's cash and cash equivalents totaled $9,286,000 at September 30, 1999, as compared to $11,016,000 at December 31, 1998.

     Management expects to have sufficient cash generated through operations, through availability under lines of credit and through other sources to meet the anticipated cash requirements for the next twelve months.

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

     The Company's Year 2000 Plan has seven phases, which are as follows: 1) Phase 1 - Organization Awareness, which entails educating employees, senior management and the board of directors about the Y2k problem and how to deal with it; 2) Phase 2 Inventory and Supply Management, which entails taking a complete inventory of systems and their relative priority to continuing operations and implementing a supply management process for top vendors and critical components; 3) Phase 3 - Assessment, which entails assessing systems and their Y2k compliance status; 4) Phase 4 - Planning, which entails preparing an estimate of costs and identifying potential solutions and their cost in dollars, schedule and ripple effect; 5) Phase 5 - Renovation, which entails implementation of fixes; 6) Phase 6 - Validation, which entails testing the fixes for compliance; and 7) Phase 7 - Contingency Planning, which entails preparing for rollover staffing, inventory adjustment and other actions which would mitigate the effect of a Y2k failure.

     The Company's Year 2000 Plan will be applied in five different areas of coverage: a) internal systems; b) current products; c) vendors; d) existing customers; and e) key business partners.

     Internal Systems - The Company's internal business systems and PC applications will be a primary area of focus. The Company has evaluated its software applications, including, but not limited to, its business systems software, personal computers, computerized manufacturing equipment and embedded chips to identify any Year 2000 issues that could significantly disrupt the Company's operations.

     The Company has completed the Inventory and Assessment phase of substantially all critical systems. The Planning, Renovation and Validation phases are scheduled to be completed by December 31, 1999. With the exception of a scheduled upgrade to the Company's Infoflow business management software system, upgrades primarily consist of implementing free bug patches or planned software upgrades to current versions. The Company expects to be Year 2000 compliant on all critical systems which rely on the calendar year before December 31, 1999. Some non-critical systems may not be addressed until after January 2000, however, the Company believes such systems will not disrupt the Company's operations significantly.

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

     Vendors - The Company has completed the Inventory phase and is currently in the Assessment phase with respect to the Year 2000 status of critical suppliers. The Company has contacted the top 99% of critical suppliers, and has completed most of the Assessment phase with no serious risks discovered. The Company does not currently believe that any Year 2000 compliance issues related to its suppliers will result in a material adverse effect on the business operations or financial performance of the Company.

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

     Key Business Partners - The Company has completed the Inventory phase and Assessment phase with respect to most of its key business partners, with no serious risks discovered. However, a small number of key business partners have yet to certify to the Company that they are Year 2000 compliant.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, the Company has generated, and expects to continue generating, revenues in Brazil based in the local currency of Brazil. While the contracts relating to such arrangements contain provisions that call for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions which tie payments to foreign currency rates. The Company, therefore, has negotiated and is negotiating settlements of its receivables from its Brazilian customers. The Company's currency exposure in Brazil is also exacerbated by the Brazilian exchange control rules, which limit the Company's ability to repatriate its Brazilian currency. As of September 30, 1999, the Company's cash assets included approximately $400,000 in Brazil and Brazilian accounts receivable balance of approximately $820,000 (based on the exchange rates as of such date). While the Company is in the process of repatriating such funds, there can be no assurance that such process will be completed in a timely fashion or that the Company will not suffer additional losses as a result of the Brazilian currency fluctuation.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment rate and credit risks. The Company's exposure to market risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio.

Risk Factors and Forward Looking Statements:
-------------------------------------------

     THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LACK OF LIQUIDITY AND WORKING CAPITAL, INABILITY TO RAISE DEBT OR EQUITY FINANCING, LONG-TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, THE EFFECTS OF THE YEAR 2000 ISSUES, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

     BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of September 30, 1999, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition. However, see Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of the status of the Company's relationship with its Bank.

Item 3 - Defaults Upon Senior Securities

     See Management's Discussion and Analyses of Results of Operations and Financial Condition for a description of the Company's defaults under its bank line of credit.

Item 4 - Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Stockholders of the Corporation was held on September 16, 1999. The following matters were voted on:

     (1) The Stockholders of the Corporation elected the following individuals to the Company's board of directors

          Name                               Votes For       Votes Withheld
          ----                               ---------       --------------

          Emil Youssefzadeh                  5,858,927           53,541

          Frank T. Connors                   5,858,927           53,541

          Dr. Ernest U. Gambaro              5,858,927           53,541

          Lawrence D. Lenihan, Jr.           5,858,927           53,541

          Claude Burgio                      5,858,927           53,541

     (2) The Stockholders of the Corporation ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1999. The voting results were as follows:

          Votes For                        Votes Against         Abstain
          ---------                        -------------         -------

          5,904,598                           4,270               3,600

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27    Financial Data Schedule

     (b) Reports on Form 8-K:

         The Company filed a report on Form 8-K on July 2, 1999, in which it presented Proforma Condensed financial statements in connection with the deconsolidation of DTPI with the associated stock purchase agreements.

         The Company filed a report on Form 8-K on September 3, 1999, in which the Company disclosed the terms of a commitment letter between STM and CIT for a new line of credit and disclosed the terms of a Forbearance Agreement between STM and Trade Bank.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STM Wireless, Inc.

Date: November 15, 1999           By:   JOSEPH WALLACE
                                     ----------------------
                                     Joseph Wallace
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)