Form 10-K
period 1999-12-31
STM WIRELESS INC
filed 2000-03-30
CIK 765414

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM          TO
                                            --------    --------
                        COMMISSION FILE NUMBER: 0-19923

                              -------------------

                               STM WIRELESS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   95-3758983
 (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                    IDENTIFICATION NO.)

                     ONE MAUCHLY, IRVINE, CALIFORNIA 92618
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (949) 753-7864
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2000, the aggregate market value of the registrant's common stock, held by non-affiliates of the registrant was approximately $60,356,251 based on the closing sales price of $10.375 per share of the common stock as of such date, as reported by the NASDAQ Stock Market. As of March 22, 2000, 7,144,225 shares of the registrant's common stock were outstanding.

================================================================================


                               Page 1 of 63 Pages
                        Exhibit Index Appears on Page 61

                                     PART I

ITEM 1--BUSINESS

THE COMPANY

     STM Wireless, Inc. (the "Company" or "STM"), is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software. The Company's proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia.

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

DESCRIPTION OF THE BUSINESS

     The Company develops, manufactures and markets wireless based satellite communications infrastructure products to customers for the creation of public and private networks. The Company's products provide customers with the ability to transmit many forms of information including IP based data, voice, fax and video. The Company historically has sold its products primarily in the international arena. The solutions currently provided by the Company are principally satellite communications networks which can be deployed and reconfigured faster and at a lower cost than terrestrial alternatives. The main products that STM sells are small, two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software.

     The applications for the Company's product lines falls into three separate classes:

     o The first class of applications helps solve the problem of insufficient bandwidth to enable the Internet to fulfill its potential for a multitude of new services. By using satellite, Internet Service Providers (ISPs) can bypass the traditional landline infrastructure, which is often unable to economically meet quality of service expectations because of network congestion. STM's SpaceWeb Broadband provides the equipment for service providers to offer high bandwidth to their customers by satellite, both for downloading and for the return channel from the customer to the ISP. In addition to bypassing landline bandwidth restrictions, satellite provides an ideal technology for broadcast applications on the Internet. It offers a large reach by its very nature (one satellite can cover one-third of the earth). Furthermore, STM's solutions feature "IP tuning," which modifies the routing technology of the Internet for broadcast applications. Traditional routing technology over landline infrastructure is not as efficient in broadcast applications. It consequently ties up bandwidth in routing inefficiency, which keeps it from other uses and users. STM's technology is also attractive as a means to enable an ISP to more effectively deploy its access and bandwidth to its customers.

     o The second class of applications enables cost-effective data and voice communications for corporations and large, geographically dispersed organizations. Powerful drivers for the growth of the Internet are electronic information sharing and business transactions. As this trend continues, it is likely to drive the demand for corporate communication tools such as video conferencing, telemedicine, and distance learning. STM's corporate solutions provide the networks that enable these tools.

     o The third class of applications targets rural telephony services in developing countries. The demand for rural telephony products and services is considerable. However, the great majority of potential subscribers cannot afford the current service rates of their national providers. In other cases, the potential subscribers who can afford the service are separated by large distances and difficult terrain, which prohibit the cost-effective use of traditional landline and microwave infrastructure. STM's solutions are tailored to enable cost-effective service to a significant proportion of these potential subscribers. One of

          STM's newest products, SpaceLoop, provides connectivity between a remote location and the national phone network through satellite. It then distributes the access to the subscribers by Wireless Local Loop technology.

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

     The Company has established alliances with customers, distributors and sales representatives in over 30 countries and has supplied networks to customers or end users in many geographic areas, including Argentina, Brazil, Canada, Chile, China, Ecuador, Guatemala, Holland, India, Italy, Jordan, Kenya, Malaysia, Mexico, Nigeria, Pakistan, Peru, Philippines, Spain, Sudan, Thailand, the United States and Venezuela.

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

     Since the mid-1980s, the VSAT network market has grown with the North American enterprise network market share dominating. In recent years, changes in both the political and regulatory environments have contributed to the international expansion of the VSAT network market. While the North American market is primarily for data transmission applications, in most international markets, applications for basic telephony services including voice, facsimile and low speed data transmission are important. Recently, as a result of the worldwide Internet explosion and the growing demand for high bandwidth applications, VSATs have also emerged as a compelling solution for the provision of high bandwidth Internet services.

BROADBAND SATELLITE MARKET

     In 1999, the Company introduced a family of products to address the growing demand for high bandwidth applications and Internet access via satellite. As the popularity of the Internet grows, so does the demand for rich, high bandwidth content over the Internet. The broadband satellite solutions help solve the problem of insufficient bandwidth to enable the Internet to fulfill its potential for a multitude of new services. By using satellite, Internet Service Providers (ISPs) can bypass the traditional landline infrastructure, which is often unable to economically meet quality of service expectations because of network congestion. In addition, in some areas, broadband satellite solutions allow ISPs and other service providers to build up their networks and customer base at a faster and cheaper pace than they could through traditional terrestrial means.

     The Company's product line can serve a wide variety of different applications in this market, such as fast Internet access, telemedicine, distance learning, video conferencing, video and audio streaming (TV, news, software, games), virtual private networks, global extension of corporate networks, global ISP services, IP multicast, Push/Data broadcast and e-commerce. The key features of the Company's current product lines include:

     o    Two-way high speed communication over satellite

     o    Availability in Ku- and C-band

     o    Immediate global reach without terrestrial restrictions

     o    Full DVB-S/MPEG-2 compliance

     o    Bandwidth on Demand and Quality of Service controlled

     o    High speed reception of up to 48 Mbps

     o    9.6 kbps to 384 kbps return path per VSAT

     o    Fast and easy ability to deploy

     o    Costs are insensitive to distance

     o    Provides trunking and last mile access in one network

     o    Satellite link enhancement through TCP/IP acceleration

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

     In recent years, the price of VSATs has decreased, their functionality and reliability have improved and the number of communication protocols that can be supported has increased. The Company believes that these improvements allow VSAT networks to compete effectively as full service communications systems in international markets where the lack of reliable terrestrial networks necessitates the use of alternative telecommunication infrastructure. In addition to transaction oriented applications, international VSAT enterprise networks are used for communications applications such as e-mail, intranets, Internet access and basic voice service. The Company believes there will be a significant growth in VSAT enterprise networks as a result of increased electronic information sharing and business transactions on the Internet.

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

     There are a number of alternatives to satellite technology that are being used to meet increased demand for telecommunication services. Wireline and cellular telephony networks can be used to effectively meet telecommunications needs in rural areas with relatively higher population densities. However, the Company believes that VSAT networks have a number of advantages over alternative solutions for many rural and urban telephony applications in developing countries where low population density and rough terrain are considerations. Due to the nature of satellites, transmission costs are not affected by the distance signals must travel. Therefore, generally, the greater the distance between the sites to be served, the greater the benefit of a VSAT network. VSAT equipment can be rapidly installed and connected to a network and can easily be upgraded, expanded or relocated with relatively little expense and disruption. VSAT networks are relatively simple to reconfigure, are relatively immune to difficulties in topography and can be located almost anywhere.

     To complement its product offerings, the Company has developed a wireless local loop (WLL) product, SpaceLoop, and is considering entering into strategic relationships with other providers of WLL products, thereby ensuring that the Company has an economical product offering in more densely populated regions.

BUSINESS STRATEGY

     STM seeks to leverage its technical strength in networking and telephony technologies as well as its strong position and marketing expertise in international markets to become the leading supplier of satellite-based communications solutions. To achieve this objective, the Company is pursuing the following initiatives:

     STRENGTHEN POSITION IN BROADBAND SATELLITE MARKET: The Company began marketing and selling its broadband satellite products in 1999 as a result of an alliance it created with Harmonic Data Systems. The Company is focused on increasing its broadband product sales on an absolute basis as well as a percentage of its total sales. In addition, the Company intends to enter into more strategic relationships and alliances in order to strengthen its broadband product portfolio and distribution channels for broadband products.

     EXPAND MARKET SHARE IN ENTERPRISE NETWORKS: The Company believes there will be a significant growth in VSAT enterprise networks as a result of increased electronic information sharing and business transactions on the Internet. The Company's enterprise network strategy is to capitalize on its international expertise to sell more products in the international market.

     SOLIDIFY POSITION IN RURAL TELEPHONY MARKET: Management believes that STM offers a comprehensive rural telephony solution through a suite of products specifically designed to service these needs. Management believes that the use of VSATs for rural telephony has yet to fully mature and a substantial global market opportunity exists for this technology to serve rural telephony needs.

     LEVERAGE EXISTING MARKETING AND DISTRIBUTION CHANNELS: STM's sales and distribution networks comprise 30 countries in five continents and the Company's products are currently utilized by more than 70 customers with equipment installed in approximately 90 countries. The Company seeks to increase the breadth of products that can be sold through its distribution network by both internal research and development ("R&D") and strategic alliances with other manufacturers, as well as complementary acquisitions. STM has incurred significant R&D expenditures in recent years relative to its revenues, as management believes that the Company's significant dedication of resources to R&D is necessary to compete in a rapidly changing market. STM's R&D efforts are primarily focused on reducing the overall cost of its products to its customers, as well as increasing their features and performance, thereby expanding the addressable market size.

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

EXISTING PRODUCTS

    SATELLITE PRODUCTS:

     SPACEWEB ONLINE: Introduced in 1999, SpaceWeb Online was created for demanding data and Internet access applications in the home-and-branch-office setting. SpaceWeb Online maintains a constant, highly reliable connection. Because it uses satellite for both transmission and reception, it is fully independent of landline infrastructure. It features up to 48 Mbps of Time Division Multiplex (TDM) bandwidth for downloading in a Digital Video Broadcast
(DVB) format, with up to 192 kbps of bandwidth for the Time Division Multiple Access (TDMA) return channel.

     SPACEWEB ISP: Introduced in 1999, SpaceWeb ISP provides powerful features to meet ISP and enterprise network requirements. In addition to 48Mbps of DVB bandwidth for downloading, each return channel is a "Single Channel per Carrier"
(SCPC) satellite line between 9.6 and 384 kbps that is assigned on-demand with the Company's DAMA technology. This enables the network to provide high-bandwidth users with return channels that can vary with their needs, providing great overall bandwidth flexibility and control. Furthermore, SpaceWeb ISP seamlessly integrates Internet access and data with full-mesh connections for voice, fax, and video conferencing into one network architecture.

     SPACEWEB DIAL-UP: Introduced in 1999, SpaceWeb Dial-up enables the small office to share both LAN and voice services on an "as-needed" basis in one wireless package. It uses the Company's SES technology to provide high-quality, economical DAMA voice links with fax and data services up to 14.4 kbps. Remote Internet and data files can be easily accessed with its 48Mbps of DVB bandwidth for downloading.

     SPACEWEB PC: Introduced in 1999, SpaceWeb PC delivers full Internet access and telephony features to the most remote single-user terminals in the network. A single-user version of the SpaceWeb Dial-Up, the SpaceWeb PC connects directly to a standard PC through a universal serial bus interface.

     SES: In 1998, the Company completed development of SES, which is a low cost telephony product derived from and compatible with DAMA 10000. As an extension of DAMA 10000, SES is targeted at the provision of telephony services to unserved or underserved regions of the world. SES is designed to provide reliable, affordable, on-demand telecommunications service in remote and rural areas. SES is a small, lightweight and low cost terminal ideally suited for areas where telecommunications service is unavailable, unreliable or simply too expensive. Since it is satellite-based, a SES terminal is capable of being installed quickly, virtually anywhere, to allow immediate access to the SES network and the PSTN. SES provides telecommunications service with high quality voice and industry standard interfaces.

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

     SYSTEMS INTEGRATION PRODUCTS: The Company also integrates equipment from other manufacturers into systems or earth stations manufactured by the Company. These products include antennas, radio frequency equipment, satellite modems, voice and data multiplexers, local area network routers and video communications equipment. The Company expects to continue to sell such systems on an individual project basis as part of its direct sales effort.

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

     SPACELOOP: The Company recently completed development of its SpaceLoop product, which provides a wireless local loop ("WLL") solution for rural telephony. In rural areas where there are a fairly large number (approximately between 50 and 500) of potential subscribers within a five-kilometer radius, both business and residential, it is not economical to deploy DAMA 10000 or SES terminals for each subscriber due to their relatively high cost per line deployed. Where the average usage per month per subscriber is likely to be 400 minutes or less, STM would deploy a WLL solution with a lower capital cost per line installed, that allows such customers to become subscribers at a much lower price point. STM's SpaceLoop technology would be used to provide WLL connectivity within a community.

SERVICES

     PROJECT MANAGEMENT: The Company offers engineering, project management, and contract services in support of products sold.

     CUSTOM DEVELOPMENT: From time to time, the Company receives orders from its customers and distributors for product features, new products or software protocols and functions that enhance the Company's product lines. While such custom development orders do not contribute significantly to the Company's revenues, they demonstrate the Company's ability to be responsive to market requirements.

     TECHNICAL SUPPORT SERVICES: The Company provides technical support services to its installed base of customers either directly or through third-parties. Services include technical support, installations, maintenance, training and spares provisioning.

SALES AND MARKETING

     The Company sells its satellite communication products directly and through international distributors and alliances which are supported by the Company's sales and marketing personnel. The Company has focused its sales efforts on the following:

     o Expanding global coverage through increasing the number of highly trained, direct sales personnel with regional responsibilities.

     o Identifying sales opportunities that exist with newly licensed service providers in international markets, particularly those focused on providing rural telephony services.

     o Identifying capable, local distributors and replacing, if necessary, its current distributors and alliances.

     o Supplying highly integrated, low cost solutions to customers through the Company's product offerings.

     Export sales, as a percentage of revenues, were approximately 93%, 90% and 95% in 1999, 1998 and 1997, respectively.

BACKLOG

     The Company's backlog represents future revenues that may be earned from sales orders or sales contracts for products or services. As of December 31, 1999, the Company's backlog was approximately $7,800,000. At December 31, 1998, the Company's backlog was approximately $7,500,000. Both the 1999 and 1998 backlog exclude any backlog associated with SkyOnline, Inc., formerly known as Direc-To-Phone International, Inc. ("DTPI"), which was deconsolidated in June 1999. (See note 4 to the consolidated financial statements.) The Company manufactures its products on the basis of customer orders and its forecast of near-term demand from its customers. The Company conducts nearly all of its business with foreign customers in United States currency and accordingly, is generally not subject to foreign currency fluctuations. Customary terms of business for product sales are a substantial deposit on order with the remainder guaranteed by an irrevocable letter of credit or, when appropriate, open account.

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

     In 1999, 1998, and 1997, the Company incurred expenses of $5,354,000, $8,102,000 and $6,387,000, respectively, on research and development activities. During this period, the Company continued the development of the DAMA 10000 VSAT, completed development of the SES and SpaceWeb products (including broadband products) and continued development of the SpaceLoop product.

COMPETITION

     The Company has a number of competitors in the satellite communications field, most of which have substantially greater financial, marketing, and technological resources than the Company. The Company's competitors include large companies such as Hughes Network Systems and Gilat Satellite Networks. There can be no assurance that the Company will not experience increased competition in the future from these or other competitors which may adversely affect the Company's ability to continue to successfully market its products or services. The Company believes that it has been able to compete with these companies by offering flexible and cost effective products and utilizing the resources of local distributors, forming strategic alliances with major corporations, and by emphasizing product features and functions such as concurrent support of multiple protocols, voice capability, built-in diagnostic ports and downloadable software and configurations, which allow the products to serve the diverse needs of international customers. These product features and functions are based upon the Company's proprietary hardware and software. See "Patents and Intellectual Property."

     However, most of the Company's competitors offer products which have one or more of the features and functions similar to those offered by the Company. The Company believes that the quality, performance and capabilities of its products, its ability to customize certain network functions and the efficient utilization of satellite capacity, coupled with the products generally offered by the Company's major vendors, have contributed to the Company's ability to compete. The Company's major competitors have the resources available to develop products with features and functions, competitive with, or superior to, those offered by the Company. There can be no assurance that such competitors will not develop such features or functions, or that the Company will be able to maintain a lower cost advantage for these products.

PATENTS AND INTELLECTUAL PROPERTY

     The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. While the Company has filed certain patent applications, the Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not provide a competitive advantage in areas of rapid technological change. The use of trade secrets and copyrights will not necessarily protect the Company from the use by other persons of its technology or software, or technology or software that is similar to that which is embodied in the Company's trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company's technology and software in whole or in part. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. With respect to the Company's venture into new fields, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for some patents and intends to pursue patent protection for additional products developed by the Company. In addition, as the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 101 people on a full-time basis, including 59 employees in engineering/research and development, 13 employees in manufacturing, 11 employees in marketing and sales and 18 employees in administration and accounting.

     The Company believes that its relations with all employees are satisfactory. The employees and the Company are not parties to any collective bargaining agreements.

RISK FACTORS

     FORWARD LOOKING STATEMENTS. THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LIQUIDITY AND FINANCING RISKS, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES, THE TIMING OF OPERATING AND OTHER EXPENDITURES AND OTHER RISKS IDENTIFIED BELOW.

     BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

FUTURE CAPITAL REQUIREMENTS

     The Company used net cash in operations of approximately $822,000 in the year ended December 31, 1999. There can be no assurance that the Company will generate positive cash flow from operations in fiscal 2000 or thereafter. The Company's ability to fund its capital requirements out of available cash, traditional sources of financing and cash generated from operations will depend on numerous factors, including but not limited to the commercial success of the Company's products and services and the Company's ability to collect payments for certain sales commitments. As of March 29, 2000 the Company had approximately $7,500,000 in unrestricted cash, including approximately $3,750,000 received by the Company in connection with the recent financing of the Company's services affiliate, SkyOnline, Inc., which reduced the Company's ownership in SkyOnline, Inc. from approximately 44% to approximately 15%. In addition, on March 27, 2000, the Company obtained a $3,300,000 line of credit from The CIT Group. Should the Company's business increase significantly, the Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. The Company believes that such alternative sources of financing are available. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all.

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

     The Company has incurred operating losses in 1999, 1998 and 1997. There can be no assurance that there will not be operating losses in future periods.

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

DEPENDENCE ON BROADBAND MARKET

     In 1999, the Company introduced a family of products to address the growing demand for high bandwidth applications and Internet access via satellite. This market is highly competitive and there can be no assurance that the Company will be able to capture a significant portion of the market. The Company's ability to penetrate this market will depend on its ability to develop strategic alliances, reduce product costs, develop further refinements to its products and successfully develop additional distribution channels for its products.

DEPENDENCE ON VSAT MARKET

     A significant part of the Company's product revenues are derived from sales of VSAT communications networks. A significant slowdown in the market for VSAT communications networks and services or the replacement of the existing VSAT technology by an alternative technology could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The market for the Company's products is intensely competitive. Many of the companies that have developed competing technologies and that market competing products, including Hughes Network Systems and Gilat Satellite Networks, have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive or that their greater financial resources will not enable them to penetrate new markets for VSAT products more quickly than the Company. The Company also competes against various companies that offer communications network systems based on other technologies (e.g., terrestrial lines and frame relay or radio and microwave transmission) that in certain circumstances can be competitive in price and performance with the Company's products. There can be no assurance that these or other technologies will not capture a significant part of the markets in which the Company's VSAT products compete.

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

DEPENDENCE ON EMERGING MARKETS

     The Company has generated approximately 44%, 50% and 14% of its revenue in Latin and South America in 1999, 1998 and 1997, respectively, 25%, 21% and 6% of its revenues in Africa and the Middle East in 1999, 1998 and 1997, respectively, and 19%, 17% and 68% of its revenue in Asia in 1999, 1998 and 1997, respectively. The deterioration of the Asian economies in 1998 has impacted and is continuing to impact the level of revenues that the Company is generating in Asia. While in any individual year, the Company's revenues generally represent new projects to new or existing customers in new or existing geographic regions, there can be no assurance that the present condition of the Asian economies will not continue to negatively impact the level of revenues generated by the Company in the Asian markets in future years. In addition, any deterioration in the Latin American economies could impact the level of revenues that the Company generates in Latin America.

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

RURAL TELEPHONY MARKET

     The Company's strategy includes focusing on selling rural telephony networking infrastructure and terminals for use in developing countries. There can be no assurance that a substantial market for rural telephony equipment in developing countries will ever develop, or if such a market does develop, that fixed-site VSAT-based equipment will capture a significant portion of that market. The Company's ability to penetrate this market will be dependent on its ability to develop equipment and software which can be utilized by regional and local service providers to market and sell the use of such systems. Furthermore, there can be no assurance that the regional and local service providers will be able to successfully market such services to rural subscribers.

SALES TO FOREIGN CUSTOMERS

     The Company historically has generated substantially all of its revenue in overseas markets. While the Company is making efforts to penetrate the domestic market with its products, the Company's success is dependent upon its ability to continue to successfully market voice and data VSAT communication networks in the international market. The Company's export sales, as a percentage of total revenues, were approximately 93%, 90% and 95% in 1999, 1998 and 1997, respectively. As a result, the Company is subject to various risks, including currency fluctuations, greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements, such as export and import requirements, tariffs and other barriers, differences in intellectual property protections, difficulties in staffing and managing foreign operations, longer accounts receivable cycles and delays in resolving customer disputes, repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the satellite network service industries in the Company's target markets are highly regulated, which may limit the number and identity of potential service providers to which the Company can sell its products. Given the high degree of regulation in the Company's target market, and given the fact that such markets, which are primarily developing countries, involve greater political and economic instability, there can be no assurance that the Company's products will achieve general market acceptance in the Company's target markets. The Company's foreign sales are generally invoiced in U.S. dollars. However, as the Company expands its international sales into new markets, the Company may be paid in foreign currencies with greater frequency, and exposure to losses in foreign currency transactions may increase. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION for a description of the Company's foreign currency exposure in Brazil. In addition, if the relative value of the U.S. dollar in comparison to the Company's foreign customers' currency should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY RIGHTS; RISK OF INFRINGEMENT CLAIMS

     The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. While the Company has filed certain patent applications, the Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection which may not provide a competitive advantage in areas of rapid technological change. The use of trade secrets and copyrights will not necessarily protect the Company from the use by other persons of its technology or software, or technology or software that is similar to that which is embodied in the Company's trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company's technology and software in whole or in part. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. With respect to the Company's venture into new fields, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for some patents and intends to pursue patent protection for additional products developed by the Company. In addition, as the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS AND CREDIT RISK

     A significant portion of the Company's revenues are derived from a limited number of customers. The Company's success depends, in part, on its ability to establish and maintain relationships with such customers. Revenues attributable to the Company's top two customers in 1999 constituted approximately 41% of the Company's revenues. As a result, a decrease in revenues generated from either of these customers could have a material adverse effect on the Company's business, results of operation and financial condition. The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis. These sales are on a letter of credit or a similar guaranteed basis or on an open account basis. Generally, credit on an open account basis is only extended to customers with substantial financial resources or to public utilities that are government owned in the country to which the product is shipped. There can be no assurance, however, that these customers will not encounter liquidity problems that could result in exceptional delays in the payment of or the inability to pay, accounts receivable balances. In the event of such an occurrence, the Company's financial condition and results of operations could be adversely affected. (See note 14 to the consolidated financial statements which discusses sales to Principal Customers.)

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

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES

     As of March 22, 2000, the Company's officers, directors and their affiliates owned approximately 21.8% of the outstanding Common Stock. If such stockholders were to act in concert, they might be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors. Such concentration of ownership could discourage or prevent a change in control of the Company. See "Principal Stockholders."

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

YEAR 2000

     The Company has experienced no material disruption in the operation of its business as a result of the transition from 1999 to 2000. The Company estimates that it spent less than $1 million in out of pocket expenses through December 31, 1999 to address the year 2000 issue. The Company continues to monitor the year 2000 issue. It is possible that year 2000 problems (or leap year issues) may become evident as the year progresses. Such issues could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. In addition, it is possible that our suppliers' and service providers' failure to adequately address the year 2000 problem could have an adverse effect on their operations, which, in turn, could have an adverse impact on us.

ITEM 2--PROPERTIES

     The Company's principal offices are located in a 62,000 square foot facility in Irvine, California, which houses all functions including manufacturing, engineering, accounting, administration, marketing, sales, and service. The Company purchased this facility on July 28, 1994 and refinanced the facility in September 1999. As a result of the refinancing, the Company issued a promissory mortgage note (the "Mortgage Note") in the amount of $7.0 million. The Mortgage Note is secured by the Company's land and building and related fixtures and accrues interest at 7% per annum. The Mortgage Note requires monthly principal and interest payments of approximately $46,571 and is being amortized over a thirty-year period and matures on November 2014, at which time all remaining principal and accrued interest is due. The Company currently subleases approximately 19,100 square feet of its Irvine facility to another Company under a four year lease.

ITEM 3--LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1999, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the NASDAQ Stock Market under the symbol STMI. The high and low transaction prices for the common stock, as reported by the National Association of Securities Dealers, Inc. for each of the quarterly periods for the years ended December 31, 1999 and 1998 are set forth in the following table:

                 PRICE RANGE PER SHARE OF COMMON          1ST QUARTER   2ND QUARTER  3RD QUARTER   4TH QUARTER
               -----------------------------------        ------------  ------------ ------------  ------------
          Year Ended December 31, 1999

            High...................................        $  6.063     $   4.750    $   4.000      $  8.375
            Low....................................           2.281         2.563        2.250         3.125
          Year Ended December 31, 1998
            High...................................        $ 13.250     $  14.750    $  10.250      $  7.688
            Low....................................           6.750         8.750        3.563         4.000

       As of August 1, 1999, there were 84 stockholders of record, and approximately 1,688 beneficial owners.

       The Company does not currently pay cash dividends on its common stock and intends to retain earnings, if any, for use in the operation and expansion of its business.

ITEM 6--SELECTED FINANCIAL DATA

       The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

       Effective March 31, 1996, the Company sold all the outstanding common stock of RF Microsystems ("RF"), a wholly-owned subsidiary for $2,926,000. This sale qualified as a disposal of a segment of a business and accordingly prior period financial statements have been restated to reflect the discontinuance of this segment of the business.

       In December 1997, the Company issued 480,000 shares of common stock in exchange for all the outstanding common stock of Telecom International, Inc. ("TI"), a company that specialized in network systems integration. The transaction was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the results of TI for all applicable periods. TI commenced operations on June 12, 1995.

       In June 1998, the Company completed the sale of its majority-owned subsidiary, TMSI, to Inter-Tel, Incorporated ("Inter-Tel") pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves then considered necessary) was realized and is included in the consolidated statement of operations data for the year ended December 31, 1998. In June 1999, upon the release of substantially all the final funds from escrow, the Company re-evaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in an additional gain of $2,964,000, which has been classified as a gain on the sale of assets for the year ended December 31, 1999. (See note 3 to the consolidated financial statements.)

       In 1997, the Company was awarded, through its then 100% owned subsidiary, DTPI, two long-term service contracts to provide rural telephony services in Mexico and Venezuela. DTPI was established in 1996 for the purpose of offering fixed satellite telephony and advanced data services in emerging markets. In September 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. DTPI retained ownership of certain gateway infrastructure equipment. Both the remote and gateway equipment were classified as assets for long-term service contracts as part of total assets at December 31, 1997. As a result of the revision of the agreement, the sales of remote equipment were classified as revenue in the Company's consolidated statement of operations data for 1998 and the gateway equipment was classified as part of total assets in the consolidated balance sheet data at December 31, 1998. There were no revenues associated with this Mexican customer in 1999.

       Arising from the award of the long-term service contract in Venezuela in 1998, DTPI formed Altair, S.A. with the national telephone company in Venezuela to provide telephony services in Venezuela. Through DTPI, the Company owned 49% of this joint venture and accounted for its investment on an equity basis. The equity investment of $4,151,000 in Altair is included in the consolidated balance sheet data at December 31, 1998. Revenues of approximately $740,000 and $3,600,000, representing sales to Altair, were included in total revenues in 1999 and 1998, respectively, and the equity share of the net loss of Altair for 1999 of $59,000 and the net income of Altair for 1998 of $66,000 was included as part of the net loss in the consolidated statement of operations data. The revenues and share of the net loss recognized in 1999 for Altair represent the revenues and net loss through June 17, 1999. (See notes 4 and 17 to consolidated financial statements.)

       In March 1998, the Company completed a $10 million equity offering of common stock of STM for $4,000,000 and mandatory redeemable preferred stock of DTPI for $6,000,000; representing 25% of the voting stock of DTPI. The net proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends of $6,355,000 were classified as redeemable minority interest in the consolidated balance sheet data at December 31, 1998. The accrued dividends of $450,000 and $275,000 (through June 17, 1999), are classified as minority interest expense in the Company's consolidated statement of operations data for the years ended December 31, 1998 and 1999, respectively.

       On June 17, 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. ("REMEC") and Pequot Private Equity Fund ("Pequot"). The proceeds comprised cash of $2,219,000, net of transaction costs of $281,000, a reduction in accounts payable of approximately $2,300,000 and an offset against future purchases of inventory for approximately $2,300,000.

       As a result of the June 17, 1999 financing, the Company reduced its ownership in the voting stock of DTPI from 75% to approximately 44% and relinquished operating control of DTPI. Due to losses incurred by DTPI from inception through June 17, 1999, STM's equity investment in DTPI including a $7,500,000 note receivable from DTPI was reduced to zero. STM has no funding obligations to DTPI nor has it guaranteed any obligations of DTPI. Therefore, in accordance with the Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for investments in Common Stock", ("APB 18"), STM discontinued accruing losses of DTPI. The consolidated results of operations for 1999 include the results of DTPI through June 17, 1999, and the consolidated balance sheet at December 31, 1999, excludes the assets and liabilities of DTPI.

       In connection with the sale of the shares in DTPI, the Company granted a concession of $1,600,000 against future purchases of product by DTPI from STM and agreed to a price adjustment of approximately $1,500,000 with REMEC whereby the purchase price of all future purchases of committed product from REMEC were increased. Such liabilities are included in working capital and long-term liabilities in the consolidated balance sheet data at December 31, 1999. In addition, DTPI repaid STM $2,500,000 of a $10,000,000 note receivable due to STM. At December 31, 1999, the remaining balance of the note receivable was repayable out of the proceeds of future DTPI financings. The remaining balance was written down to zero due to STM absorbing the losses of DTPI from inception. However, subsequent to December 31, 1999, DTPI completed a financing resulting in a payment of $3,750,000 to STM. (See note 20 to consolidated financial statements.)

       Arising primarily from the devaluation of the Brazilian Real, the Company incurred foreign currency devaluation costs of $1,906,000 (primarily in the first quarter of 1999) that comprised losses on cash balances, on certain account receivable balances (where the Company negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has only partially compensated the Company for the reduction in the value of the Brazilian Real).

       The consolidated statement of operations data and loss per share of common stock with respect to the years ended December 31, 1999, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from audited financial statements included elsewhere herein. The consolidated statement of operations data and income (loss) per share of common stock for the years ended December 31, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 are derived from audited financial statements restated in connection with the disposal of RF discussed above.

                                                                          YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             1999       1998       1997       1996        1995
                                                           ---------- ---------- ---------- ----------  ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues...........................................  $  22,226  $  42,022  $  52,148  $  38,294   $  31,881
Gross profit.............................................      5,662      7,064     13,749      9,328      10,990
Operating (loss) income..................................     (8,852)   (14,764)    (2,227)    (7,255)        998
Gain on sale of assets...................................      2,964      9,950         --         --          --
Foreign currency devaluation costs.......................     (1,906)        --         --         --          --
(Loss) income before discontinued operations.............     (8,311)    (9,406)    (2,051)    (5,156)      1,067
Net (loss) income........................................  $  (8,311) $  (9,406) $  (2,051) $  (5,068)  $   1,400
(Loss) income per share of common stock:
     (Loss) income before discontinued operations:
         Basic...........................................  $   (1.18) $   (1.36) $   (0.32) $   (0.81)  $    0.18
         Diluted.........................................  $   (1.18) $   (1.36) $   (0.32) $   (0.81)  $    0.17
     Net (loss) income:
         Basic...........................................  $   (1.18) $   (1.36) $   (0.32) $   (0.80)  $    0.23
         Diluted.........................................  $   (1.18) $   (1.36) $   (0.32) $   (0.80)  $    0.22
Weighted average common shares for calculating basic
   income (loss) per share...............................      7,042      6,936      6,384      6,318       6,009
Weighted average common shares for calculating diluted
   income (loss) per share...............................      7,042      6,936      6,384      6,318       6,335

CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................................  $  12,996  $  16,013  $  12,374  $  21,773   $  24,529
Equity investment in affiliates..........................        157      4,151         --         --          --
Total assets.............................................     34,478     63,201     54,417     51,840      46,839
Redeemable minority interest.............................         --      6,355         --         --          --
Long-term debt...........................................      7,049      4,306      4,577      4,828       4,488
Other long-term liabilities..............................        762         --         --         --          --
Stockholders' equity.....................................  $  13,447  $  21,758  $  27,062  $  28,292   $  33,028

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

                                                                               YEAR ENDED DECEMBER 31, 1999
                                                           ---------------------------------------------------------------------
                                                                 1ST           2ND          3RD          4TH         TOTAL
                                                               QUARTER       QUARTER      QUARTER     QUARTER*       YEAR
                                                             ------------  ------------ ------------ ------------ ------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues.............................................   $     3,091  $     5,982  $     6,536  $     6,617  $    22,226
Gross profit...............................................        (1,329)       1,835        2,587        2,569        5,662
Operating loss.............................................        (6,472)      (2,154)        (125)        (101)      (8,852)
Gain on sale of assets.....................................            --        2,964           --           --        2,964
Foreign currency devaluation costs.........................        (1,554)        (308)        (122)          78       (1,906)
Net (loss) income..........................................   $    (8,463) $       368  $      (246) $        30  $    (8,311)
Income (loss) per share of common stock:
     Basic.................................................   $     (1.20) $      0.05  $     (0.03) $      0.00  $     (1.18)
     Diluted...............................................   $     (1.20) $      0.05  $     (0.03) $      0.00  $     (1.18)

                                                                               YEAR ENDED DECEMBER 31, 1998
                                                           ---------------------------------------------------------------------

Total revenues.............................................         6,949        9,107       14,323       11,643       42,022
Gross profit...............................................           959        2,141        4,815         (851)       7,064
Operating (loss) income....................................        (3,967)      (4,906)         335       (6,226)     (14,764)
Gain on sale of assets.....................................            --        9,950           --           --        9,950
Net (loss) income..........................................        (4,074)       4,434           39       (9,805)      (9,406)
Income (loss) per share of common stock:
     Basic.................................................   $     (0.62)        0.63         0.01        (1.39)       (1.36)
     Diluted...............................................   $     (0.62)        0.60         0.01        (1.39)       (1.36)

* The results for the fourth quarter of 1998 included charges of approximately $7,100,000 which comprised approximately $2,500,000 for inventory obsolescence associated with an earlier version of the Company's products, certain items that were considered excess to requirements and reserves established for certain inventory on long-term loan to customers, approximately $3,200,000 for taxes comprising the write-off of deferred tax assets due to uncertainty concerning the realizability of such assets due to continued losses by the Company and a reserve established for certain tax exposures in Brazil, reserves established for accounts receivable balances of approximately $900,000 associated with the Company's Mexican partner and other overdue balances and an impairment reserve of $500,000 associated with the carrying value of certain long-term revenue generating assets due to the Mexican partner experiencing financial difficulties.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

        STM is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. Historically, the Company has focused its sales efforts on the international marketplace, particularly developing countries. For the year ended December 31, 1999, approximately 93% of the Company's revenue was generated in the international market through foreign distributors and sales representatives. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

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

        In June 1998, the Company completed the sale of its then majority-owned subsidiary, TMSI, to Inter-Tel, Incorporated ("Inter-Tel") pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. A gain of $9,950,000 (net of costs and reserves then considered necessary) was realized and is included in the consolidated statement of operations for the year ended December 31, 1998. In June 1999, upon the release of substantially all the funds from escrow, the Company re-evaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required resulting in an additional gain of $2,964,000, which has been classified as a gain on the sale of assets for the year ended December 31, 1999. (See notes 3 and 12 to the consolidated financial statements.)

        In 1997, the Company was awarded, through its then 100% owned subsidiary, DTPI, two long-term service contracts to provide rural telephony services in Mexico and Venezuela. DTPI was established in 1996 for the purpose of offering fixed satellite telephony and advanced data services in emerging markets. In September 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. DTPI retained ownership of certain gateway infrastructure equipment. As a result of the revision of the agreement, the sales of remote equipment were classified as revenue in the Company's consolidated statement of operations for 1998 and the gateway equipment was classified as Property, Plant and Equipment in the consolidated balance sheet at December 31, 1998. There were no revenues associated with this Mexican customer in 1999.

        Arising from the award of the long-term service contract in Venezuela in 1998, DTPI formed Altair with the national telephone company in Venezuela to provide telephony services in Venezuela. Through DTPI, the Company owned 49% of this joint venture and accounted for its investment on an equity basis. The equity investment of $4,151,000 in Altair was included in the consolidated balance sheet at December 31, 1998. Revenues of approximately $740,000 and $3,600,000 were included in total revenues in 1999 and 1998, respectively, and the equity share of the net loss of Altair for 1999 of $59,000 and the net income for 1998 of $66,000 was included in the consolidated statements of operations for 1999 and 1998, respectively. The revenues and share of net loss recognized in 1999 for Altair represent the results of Altair through June 17, 1999. (See notes 4 and 17 to consolidated financial statements.)

        In March 1998, the Company completed a $10 million equity offering of common stock of STM for $4,000,000 and mandatory redeemable preferred stock of DTPI for $6,000,000; representing 25% of the voting stock of DTPI. The proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends of $6,355,000 were classified as redeemable minority interest in the consolidated balance sheet at December 31, 1998. The dividends of $450,000 and $275,000 (through June 17, 1999), are classified as minority interest in the Company's consolidated statement of operations for the years ended December 31, 1998 and 1999, respectively.

        On June 17, 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. ("REMEC") and Pequot Private Equity Fund ("Pequot"). The proceeds comprised cash of $2,219,000, net of transaction costs of $281,000, a reduction in accounts payable of approximately $2,300,000 and an offset against future purchases of inventory for approximately $2,300,000.

        As a result of the June 17, 1999 financing, the Company reduced its ownership in the voting stock of DTPI from 75% to approximately 44%. In addition, in June 1999, DTPI appointed a new Chairman and Chief Executive Officer. These factors resulted in the Company relinquishing operating control of DTPI and the Company changed it's accounting for DTPI from a full consolidation method to the equity method. However, due to losses incurred by DTPI from inception through June 17, 1999, STM's equity investment in DTPI, including a $7,500,000 note receivable from DTPI, was reduced to zero. STM has no funding obligations to DTPI nor has it guaranteed any obligations of DTPI. Therefore, in accordance with the APB18, STM discontinued accruing losses of DTPI. The results of operations for 1999 include the results of DTPI through June 17, 1999, and the consolidated balance sheet at December 31, 1999, excludes the assets and liabilities of DTPI.

        In connection with the sale of the shares in DTPI, the Company granted a concession of $1,600,000 against future purchases of product by DTPI from STM and agreed to a price adjustment of approximately $1,500,000 with REMEC whereby the purchase price of all future purchases of committed product from REMEC were increased. In addition, DTPI repaid STM $2,500,000 of a $10,000,000 note receivable due to STM.

RESULTS OF OPERATIONS

        The following table sets forth for the periods presented the percentages of revenues represented by certain items in the Company's consolidated statements of operations for the last three fiscal years. The percentages include the results of DTPI from inception through June 17, 1999.

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         ---------------------------------------
                                                                                           1999           1998            1997
                                                                                         ---------      ---------       --------
Revenues..............................................................................      100.0%         100.0%         100.0%
Cost of revenues......................................................................       74.5           83.2           73.6
                                                                                         ---------      ---------       --------
     Gross profit.....................................................................       25.5           16.8           26.4
Selling, general and administrative expenses..........................................       36.5           30.3           18.4
Research and development costs........................................................       24.1           19.3           12.2
Restructuring costs...................................................................        4.7             --             --
Move and relocation charges...........................................................         --            2.3             --
                                                                                         ---------      ---------       --------
     Total operating costs............................................................       65.3           51.9           30.6
                                                                                         ---------      ---------       --------
     Operating loss...................................................................      (39.8)         (35.1)          (4.2)
Gain on sale of assets................................................................       13.3           23.6             --
Other income (expense)................................................................        0.4           (0.1)           0.1
Foreign currency devaluation costs....................................................       (8.6)            --             --
Net interest (expense) income.........................................................       (1.2)          (1.3)          (0.6)
                                                                                         ---------      ---------       --------
Loss before income taxes and minority interest........................................      (35.9)         (12.9)          (4.7)
Income tax (expense) benefit..........................................................         --           (8.8)           0.5
                                                                                         ---------      ---------       --------
Loss before minority interest.........................................................      (35.9)         (21.7)          (4.2)
Equity in net income (loss) of affiliate..............................................       (0.3)           0.1             --
Minority interest.....................................................................       (1.2)          (0.8)           0.3
                                                                                         ---------      ---------       --------
Net loss..............................................................................      (37.4)%        (22.4)%         (3.9)%
                                                                                         =========      =========       ========

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

        Total revenues (including DTPI through June 17, 1999) were $22,226,000 for 1999, compared to $42,022,000 for 1998, representing a decrease of 47% over the prior year period. Product revenues were $19,962,000 for 1999, compared to $39,355,000 for 1998 representing a decrease of 49% over the prior year period. Service revenues were $2,264,000 for 1999, compared to $2,667,000 for 1998, representing a decrease of 15% over the prior year.

        Excluding DTPI (in which the Company sold its controlling interest effective June 17, 1999) from both 1999 and 1998, total revenues, product revenues and service revenues would have been $21,392,000, $19,222,000 and $2,170,000, respectively, for 1999 compared with $28,419,000, $27,708,000 and
$711,000, respectively, for 1998, representing decreases of 25% and 31% in total revenues and product revenues, respectively, and an increase in service revenues of 205%. The increase in service revenues reflects the higher service content of certain 1999 projects and increased revenue earned by the company's Asian service center in 1999 (its first full year of operation). The level of service revenue can vary depending on the projects in any given period.

        The overall lower level of revenues, excluding DTPI, in 1999 compared to 1998 relates to a lower level of revenues earned in Asia, the Middle East and in the United States in 1999, partially offset by an increase in revenues in Latin America. The Company's revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects. In addition, the economic uncertainty in emerging markets continues to impair the sales cycle for the Company's products. Revenue opportunities were also adversely impacted by the significant devaluation and continued instability in the Brazilian currency in 1999. As part of its restructuring of the operations of the Company, management has reorganized its sales activities through personnel changes and there is more direct involvement by the Chief Executive Officer of the Company in the sales activities. Sales efforts are focused on specific customers and specific known and identified projects. Management recognizes that its historical focus on the emerging markets has been successful in terms of the broad geographical spread of its customer base but has been unsuccessful in terms of producing consistent revenue growth and stability. For the future, the Company intends to focus more attention on United States domestic sales through developing products more suitable to that market and by developing strategic relationships with larger industry players with complementary product offerings. However, there can be no assurance that such efforts will generate any revenue or any specific level of revenues.

        The gross profit percentage earned for 1999 was 25% compared to 17% in 1998. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), the gross profit percentages would have been 35% for 1999, compared to 28% for 1998. The gross profit, excluding DTPI for 1998 was positively impacted by the realization of intercompany profits previously deferred on the sale of equipment by DTPI to its Mexican partner and was negatively impacted by inventory reserves of $2,640,000. Adjusted for these matters, the gross profit, excluding DTPI, would have been approximately 21% for 1998. The improved gross profit percentages for STM excluding DTPI, in 1999, reflects primarily improved margins earned on the Company's new lower cost products and lower system integration sales in 1999 (which typically have a lower gross profit percentage). The average gross profit percentage (excluding DTPI) earned in quarters two to four of 1999 was 39%.

        Selling, general and administrative (SG&A) expenses for 1999 decreased to $8,118,000 (37% of revenue) from $12,746,000 (30% of revenue) for 1998.
Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), in 1999 SG&A would have decreased to $6,608,000 (31% of revenue) compared to $10,186,000 (36% of revenue) for 1998. Excluding DTPI, the reduction in SG&A in 1999 compared to 1998 reflects reduced costs primarily in the second through the fourth quarters of 1999 arising from the cost reduction programs implemented by the Company in the first and second quarters of 1999.

        Research and development (R&D) costs for 1999 decreased to $5,354,000 (24% of revenues) from $8,102,000 (19% of revenues) in 1998. There were no R&D expenses associated with DTPI. The decrease in R&D costs in 1999 compared to 1998 primarily relate to (i) cost reductions (including some headcount reductions) due to completion of the development of the Company's new low cost VSAT products, (ii) a charge of approximately $1,400,000 in 1998 for a contractually committed R&D project with no discernable future benefit, and
(iii) the absence in 1999 of any R&D costs associated with TMSI (the assets of which were sold in June 1998).

        The restructuring costs of $1,042,000 recognized in 1999 related to cost reduction programs implemented in the first 6 months of 1999 and comprised severance costs associated with approximately 70 terminated employees, the write-off of certain assets in the Company's Brazilian subsidiary and the cost of exiting a lease commitment, which was determined to be in excess of current requirements. (See note 19 to the consolidated financial statements.)

        The move and relocation charges of $980,000 in 1998 primarily comprised severance, relocation and move costs incurred in connection with the consolidation of the Company's Network Systems Division in Georgia.

        The gain on sale of assets of $9,950,000 in 1998 represented a gain (net of costs incurred and reserves then considered necessary) on the sale of substantially all the assets of TMSI. In June 1999, upon the release of substantially all the final funds from escrow, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of $2,964,000 as an additional gain on the sale of assets of TMSI in 1999.

        The foreign currency devaluation costs of $1,906,000 in 1999 arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer only partially compensated the Company for the reduction in the value of the Brazilian Real).

        Interest income increased by $242,000 to $1,221,000 in 1999 from $979,000 in 1998. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), interest income would have been $980,000 in 1999 compared with $664,000 for 1998. The increase in interest income, excluding DTPI, for 1999 primarily relates to interest income recognized on a note receivable due from DTPI subsequent to the deconsolidation of DTPI. (See notes 4 and 17 to the consolidated financial statements.)

        Interest expense increased to $1,491,000 in 1999 from $1,476,000 in 1998. There was no external interest expense associated with DTPI. For 1999, the average level of borrowings decreased compared with 1998. However, in 1999 the Company paid a higher effective rate of interest on its line of credit borrowings due to the Company and its bank negotiating a pay down of its borrowings. (See note 8 to the consolidated financial statements.)

        The absence of a tax provision in 1999 is due to continued losses by the Company. No deferred tax benefit has been recognized due to uncertainty as to relizability of such benefit due to the continuing losses. The tax liabilities recognized represent estimated liabilities for foreign exposures. The tax provision of $3,698,000 in 1998 reflected the write-off of the Company's deferred tax assets at December 31, 1998, due to uncertainty concerning the ability to realize such assets as a result of the Company's continued losses and a $1,000,000 provision established for overseas tax liabilities.

        The equity in net income (loss) of unconsolidated affiliate for 1998 and 1999 represented the Company's share of the loss for 1999 and income for 1998 of DTPI's Venezuelan affiliate which was accounted for on an equity basis. Coinciding with the Company relinquishing control of DTPI there was no equity pick-up required after June 17, 1999.

        The minority interest charge in 1999 related to accrued dividends (representing accretion to the liquidation preference) through June 17, 1999, on the mandatory redeemable shares issued in March 1998 by DTPI. In 1998, the minority interest charge represented the accrued dividends on the mandatory redeemable shares of DTPI for the period April 1, 1998, through December 31, 1998, and a minority interest credit associated with TMSI through the date of sale of the assets of TMSI in June 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

        Revenues decreased to $42,022,000 in 1998 from $52,148,000 in 1997. The decrease of $10,126,000 was primarily in product revenues. In 1997, the Company benefited from a $30 million product sale to a customer in Southeast Asia that was fully recognized as revenue in 1997. During 1998, due to the Asian crisis, revenues from Asia decreased from $35,630,000 in 1997 to $7,309,000 in 1998. The Company refocused its sales efforts to Latin and South America, Africa and the Middle East in an effort to recover momentum in the business. In addition, in 1998, the Company renegotiated its long-term service contract with DTPI's Mexican partner resulting in approximately $9,500,000 of revenue and generated revenues of approximately $3,600,000 from DTPI's Venezuelan Altair joint venture. The Company believes that the diversion of management attention to the setting up of the DTPI service business as well as the Asian financial crisis, in general, were the primary reasons for the decline in product revenues in 1998 compared to 1997. The effect of the Asian crisis carried forward in 1999. The increase in service revenue in 1998 compared to 1997 related to service revenues generated by the Company's DTPI long-term service business, which commenced operations in late 1997. Approximately $1,400,000 of such service revenues were from DTPI's Mexican partner (see note 5 to the consolidated financial statements), which experienced financial difficulties in late 1998, resulting in no on-going revenue from this customer.

        Gross profit decreased to 17% of revenues in 1998 compared to 26% in 1997. The decrease to 17% in 1998 related to inventory reserves of approximately $2,640,000 established in 1998 and direct costs associated with the DTPI business of approximately $2,200,000 that did not exist in 1997 due to DTPI only commencing operations in December 1997. The inventory reserves were for (i) inventory obsolescence associated with an earlier version of the Company's products, (ii) certain items that are considered excess to requirements and,
(iii) reserves considered necessary for product on long-term loan to certain customers. The product gross profit percentage is comparable year on year when adjusted for the inventory reserves. The service gross profit decreased from 43% in 1997 to a negative 11% and reflected the direct infrastructure costs of establishing DTPI as well as a $500,000 impairment reserve established against certain gateway equipment associated with the DTPI's Mexican partner where there was an impairment of the carrying value of revenue generating assets, due to the Mexican partner experiencing financial difficulties.

        Selling, general and administrative expenses in 1998 were $12,746,000 compared to $9,589,000 in 1997. As a percentage of revenues, these expenses increased to 30% in 1998 from 18% in 1997. The dollar increase of $3,157,000 in 1998 compared to 1997 reflects increased costs of approximately $2,600,000 relating to DTPI that did not exist in the prior year and other general increases in costs including bad debt reserves, rent on the Company's new Atlanta facility with associated administrative overhead and an increased number of sales personnel. The increase in percentage terms reflects the relatively fixed nature of such costs irrespective of the level of revenues.

        Research and development costs were $8,102,000 in 1998 as compared to $6,387,000 in 1997. As a percentage of revenues, these costs increased to 19% in 1998 as compared to 12% in 1997. The dollar increase was due to expenditures for personnel and outside services in support of the Company's continuing new product development efforts for the SES and SpaceWeb products and an expense of approximately $1,400,000 for a contractually committed research and development project with no discernible future benefit that was recognized in 1998.

        The move and relocation charges of $980,000 in 1998 primarily comprised severance, relocation and move costs incurred in connection with the consolidation of the Company's Network Systems Division in Georgia.

        The gain on sale of assets of $9,950,000 in 1998 represented a gain (net of costs and reserves then considered necessary at the time) on the sale of the Company's majority-owned subsidiary, TMSI. The reserves established primarily related to exposures to litigation, intellectual property indemnifications, customer concessions, license fees and management bonuses. (See note 3 to the consolidated financial statements.)

        Interest income increased by $295,000 to $979,000 in 1998, compared to 1997. The increase in interest income was due primarily to higher cash deposits being maintained by the Company as a result of the issuance of shares for cash by both STM and DTPI, the sale of the assets of TMSI, the receipt of cash from the DTPI's long-term service agreement in Mexico and higher level of bank borrowings in 1998 compared to 1997.

        Interest expense increased by $494,000 to $1,476,000 in 1998 compared to 1997. The increase was primarily due to an increase in short-term borrowings from banks compared to 1997 when the Company partially financed its working capital requirements by discounting letters of credit from customers at a lower cost.

        The tax provision of $3,698,000 in 1998, compared to a tax benefit of $306,000 in 1997, reflected the write-off of the Company's deferred tax assets at December 31, 1998, due to uncertainty concerning the ability to realize such assets as a result of the Company experiencing continued losses and a tax provision of $1,000,000 established for tax exposures in Brazil.

        The minority interest charge relates to accrued dividends on the mandatory redeemable shares issued in March 1998, by DTPI (see note 10 to the consolidated financial statements), offset by a credit associated with TMSI's minority interest in the first quarter of 1998 (prior to the sale of TMSI in the second quarter of 1998).

LIQUIDITY AND CAPITAL RESOURCES

        In 1999, the Company completed a financing package through the sale of shares in DTPI for cash of $2,500,000, credits of approximately $4,600,000 and the partial repayment of $2,500,000 of a note receivable due from DTPI, which in total made funds of approximately $9,600,000 available. In addition, in October 1999, the Company refinanced its corporate headquarters through a deed of trust for $7,000,000 thereby paying off existing debt on the headquarters of approximately $4,000,000 and generating additional cash of approximately $3,000,000. With these cash resources, in December 1999 the Company fully paid down borrowings under a short term line of credit.

        Subsequent to December 31, 1999, DTPI (the Company's 44% affiliate which was deconsolidated effective June 17, 1999, as a result of the Company reducing its ownership in the voting stock of DTPI) reached agreement with third party investors to invest new capital of $45,000,000 in DTPI. Under the terms of this agreement, DTPI paid STM cash of $3,750,000 and STM's ownership in DTPI was reduced to approximately 15%. (See note 20 to the consolidated financial statements.)

        The Company recently obtained a new line of credit for approximately $3,300,000 which should make additional cash of approximately $2,800,000 available to the Company.

        In 1999, the Company had negative cash flows from operations of $822,000 compared to $19,430,000 in 1998. Certain non-cash items plus a reduction of $8,004,000 in accounts receivable reduced the usage of cash by the net loss for 1999 from $8,311,000 to the cash used in operations of $822,000. The net cash usage from operations in 1998 was primarily a result of net losses for the year, increases in accounts receivable and inventories and decreases in accounts payable.

        In 1999, the Company generated $810,000 from investing activities compared to $13,828,000 in 1998. In 1998, the Company generated $17,299,000 from the sale of TMSI and $1,821,000 from the sale of short-term investments and used $3,168,000 to invest in Altair, $1,500,000 for purchases of property, plant and equipment and $624,000 to increase restricted assets. In 1999, the Company generated cash of $4,719,000 from the June 1999 financing and $1,106,000 from the sale of short-term investments and used cash of $3,149,000 which was forfeited upon deconsolidation of DTPI, $1,102,000 to invest in Altair, $466,000 to increase restricted cash and $298,000 for purchases of property, plant and equipment.

        In 1999, net cash used in financing activities was $5,716,000 compared to cash generated of $12,523,000 in 1998. In 1998, the Company generated $9,988,000 from the sale of shares, $2,750,000 from an increase in short-term borrowings offset by a net usage of $215,000 associated with long-term debt. In 1999, the Company generated $2,939,000 net from refinancing its corporate headquarters and used $8,650,000 by repaying short-term borrowings.

        Overall, the Company's cash, cash equivalents and short-term investments (excluding restricted balances) totaled $4,441,000 at December 31, 1999 compared to $12,122,000 at December 31, 1998.

        Management expects to have sufficient cash generated from operations, through availability under lines of credit, cash received from DTPI and through other sources to meet the anticipated cash requirements for the next twelve months.

        In September, 1994 the Company's Board of Directors authorized a stock repurchase program whereby the Company may repurchase, in the open market, up to 10% of its shares outstanding, at times and prices to be determined by the Board. The repurchased shares would be used for potential future acquisitions and for exercises under the Company's stock option plans. The Company has not repurchased any shares to date nor does it have any present commitments or intention to repurchase shares at this time.

YEAR 2000

        The Company has experienced no material disruption in the operation of its business as a result of the transition from 1999 to 2000. The Company estimates that it spent less than $1 million in out-of-pocket expenses through December 31, 1999, to address the year 2000 issue. The Company continues to monitor the year 2000 issue. It is possible that year 2000 problems (or leap year issues) may become evident as the year progresses. Such issues could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct it business in the ordinary course.

NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters or fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, prior to the devaluation of the Brazilian currency in January 1999 the Company had generated a significant portion of its Brazilian revenue in the local currency of Brazil. While the contracts relating to such arrangements generally contained provisions that called for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil expressed an unwillingness to adjust contract amounts to fully reflect some of the exchange rate fluctuations. Brazilian counsel advised the Company that there is uncertainty as to the enforceability of provisions which tie payments to foreign currency rates (see note 6 to the consolidated financial statements). The Company, therefore, whenever possible, negotiates sales from Brazilian customers in U.S. dollars to avoid any uncertainty as to the value of receivables. The Company does not use derivatives to manage any foreign currency exposures.

        The Company's exposure to market risk is mainly comprised of interest rate risk and credit risk related to its short-term investments. The Company addresses these risks by monitoring credit quality standards and maturity dates of investments. The Company's exposure to market risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio.

ITEM 8--FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND SUPPLEMENTARY
DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

Consolidated Financial Statements:

Report of Independent Auditors.......................................................................................      27
Consolidated Balance Sheets as of December 31, 1999 and 1998.........................................................      28
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997...........................      29
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.................      30
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...........................      31
Notes to Consolidated Financial Statements...........................................................................      33

Financial Statement Schedule:
(For the three years ended December 31, 1999)

Schedule II--Valuation and Qualifying Accounts and Reserves...........................................................      50

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STM Wireless, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP



Orange County, California
March 2, 2000

                               STM WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      1999            1998
                                                                                                  ------------   --------------
                                                 ASSETS
Current assets:
   Cash and cash equivalents......................................................................$     4,441    $      11,016
   Short-term investments.........................................................................         --            1,106
   Restricted cash and short-term investments.....................................................      2,615            2,224
   Accounts receivable, less allowances of $590 in 1999 and $2,022 in 1998........................      7,841           17,016
   Inventories....................................................................................     11,069           13,108
   Current portion of long-term receivables.......................................................         --              702
   Prepaid expenses and other current assets......................................................        250            1,623
                                                                                                  ------------   --------------
     Total current assets.........................................................................     26,216           46,795
Property, plant and equipment, net................................................................      7,964           11,056
Long-term receivables.............................................................................         --              788
Equity investment in affiliates...................................................................        157            4,151
Other assets......................................................................................        141              411
                                                                                                  ------------   --------------
     Total assets.................................................................................$    34,478    $      63,201
                                                                                                  ============   ==============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings..........................................................................$     2,000    $      10,650
   Current portion of long-term debt..............................................................        542              384
   Accounts payable...............................................................................      5,967            9,582
   Accrued liabilities............................................................................      4,214            7,256
   Customer deposits and deferred revenue.........................................................          7            1,910
   Income taxes payable...........................................................................        490            1,000
                                                                                                  ------------   --------------
     Total current liabilities....................................................................     13,220           30,782
Long-term debt....................................................................................      7,049            4,306
Redeemable minority interest......................................................................         --            6,355
Other long-term liabilities.......................................................................        762               --
Commitments and contingencies (note 12)...........................................................         --               --
Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or
     outstanding..................................................................................         --               --
   Common stock, $0.001 par value; 20,000,000 shares authorized; 7,042,204
     shares issued and outstanding at December 31, 1999 and 1998, respectively....................          7                7
   Additional paid in capital.....................................................................     38,140           38,140
   Accumulated deficit............................................................................    (24,700)         (16,389)
                                                                                                  ------------   --------------
     Total stockholders' equity...................................................................     13,447           21,758
                                                                                                  ------------   --------------
     Total Liabilities and Stockholders' Equity...................................................$    34,478    $      63,201
                                                                                                  ============   ==============

          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    1999      1998       1997
                                                                                  --------  ---------  --------
Revenues:
        Products................................................................  $19,962   $ 39,355   $49,824
        Services................................................................    2,264      2,667     2,324
                                                                                  --------  ---------  --------
               Total revenues...................................................   22,226     42,022    52,148
Cost of revenues:
        Products................................................................   14,386     32,010    37,084
        Services................................................................    2,178      2,948     1,315
                                                                                  --------  ---------  --------
               Total cost of revenues...........................................   16,564     34,958    38,399
                                                                                  --------  ---------  --------
               Gross profit.....................................................    5,662      7,064    13,749
Selling, general and administrative expenses....................................    8,118     12,746     9,589
Research and development costs..................................................    5,354      8,102     6,387
Move and relocation charges.....................................................       --        980        --
Restructuring costs.............................................................    1,042         --        --
                                                                                  --------  ---------  --------
               Total operating costs............................................   14,514     21,828    15,976
                                                                                  --------  ---------  --------
               Operating loss...................................................   (8,852)   (14,764)   (2,227)
Interest income.................................................................    1,221        979       684
Interest expense................................................................   (1,491)    (1,476)     (982)
Foreign currency devaluation costs..............................................   (1,906)        --        --
Gain on sale of assets..........................................................    2,964      9,950        --
Other income (expense), net.....................................................       87        (53)       42
                                                                                  --------  ---------  --------
               Loss before income taxes, equity income and minority interest....   (7,977)    (5,364)   (2,483)
Income tax benefit (expense)....................................................       --     (3,698)      306
                                                                                  --------  ---------  --------
               Loss before equity income and minority interest..................   (7,977)    (9,062)   (2,177)
Equity in net income (loss) of unconsolidated affiliates........................      (59)        66        --
Minority interest benefit (expense).............................................     (275)      (410)      126
                                                                                  --------  ---------  --------
               Net loss.........................................................  $(8,311)  $ (9,406)  $(2,051)
                                                                                  ========  =========  ========
Loss per share of common stock:
        Basic:..................................................................  $ (1.18)  $  (1.36)  $ (0.32)
        Diluted:................................................................  $ (1.18)  $  (1.36)  $ (0.32)

Common shares used in computing per share amounts:
        Basic...................................................................    7,042      6,936     6,384
        Diluted.................................................................    7,042      6,936     6,384


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                  NUMBER OF         COMMON        ADDITIONAL                            TOTAL
                                                   SHARES           STOCK          PAID-IN       ACCUMULATED         STOCKHOLDERS'
                                                COMMON STOCK     AT PAR VALUE      CAPITAL         DEFICIT              EQUITY
                                              ----------------  ---------------  ------------  -----------------   ---------------
Balance at December 31, 1996..................      6,294,250               $6       $33,218           $ (4,932)          $28,292
Issuance of common stock......................         34,900               --           162                 --               162
Exercise of stock options.....................        119,014               --           659                 --               659
Net loss......................................             --               --            --             (2,051)           (2,051)
                                              ----------------  ---------------  ------------  -----------------   ---------------
Balance at December 31, 1997..................      6,448,164               $6       $34,039           $ (6,983)          $27,062
Issuance of common stock, net of costs
      (note 11)...............................        571,429                1         3,955                 --             3,956
Exercise of stock options.....................         22,611               --           146                 --               146
Net loss......................................             --               --                           (9,406)           (9,406)
                                              ----------------  ---------------  ------------  -----------------   ---------------
Balance at December 31, 1998..................      7,042,204               $7       $38,140           $(16,389)          $21,758
Net loss......................................             --               --            --             (8,311)           (8,311)
                                              ----------------  ---------------  ------------  -----------------   ---------------
Balance at December 31, 1999..................      7,042,204               $7       $38,140           $(24,700)          $13,447
                                              ================  ===============  ============  =================   ===============

          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                1999         1998          1997
                                                                                             -----------  -----------   -----------
Cash flows from operating activities:
     Net loss............................................................................    $   (8,311)  $   (9,406)   $   (2,051)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
     Minority interest...................................................................           275          410          (126)
     Equity in losses (earnings) of affiliates...........................................            59          (66)           --
     Gain on sale of TMSI................................................................        (2,964)      (9,950)           --
     Provision (recovery) for allowances on accounts receivable..........................          (136)       1,488            91
     Provision (recovery) for inventory obsolescence.....................................          (189)       2,640          (456)
     Provision for impairment of long-lived assets.......................................            --          500            --
     Non-cash restructuring charges......................................................           246           --            --
     Foreign currency devaluation costs..................................................         1,906           --            --
     Depreciation and amortization.......................................................         2,769        2,025         1,548
     Changes in assets and liabilities, excluding effects of sale of subsidiaries:
          (Increase) decrease in accounts receivable.....................................         8,004       (6,656)        1,540
          Increase in inventories........................................................           (43)      (1,218)       (1,539)
          (Increase) decrease in prepaid and other current assets........................         1,257       (1,167)         (206)
          (Increase) decrease in deferred income taxes...................................            --        3,132          (306)
          (Increase) decrease in long-term receivables...................................           906          564           473
          (Increase) decrease in other assets............................................           234           --          (140)
          Increase (decrease) in accounts payable........................................        (1,161)      (3,811)        3,009
          Increase (decrease) in customer deposits.......................................        (1,433)       1,625          (628)
          Increase (decrease) in accrued liabilities.....................................        (1,731)        (115)          240
          Increase (decrease) in income taxes payable....................................          (510)         575           (32)
                                                                                             -----------  -----------   -----------
               Net cash provided by (used in) operating activities.......................          (822)     (19,430)        1,417
                                                                                             -----------  -----------   -----------
Cash flows from investing activities:
     Net change in short-term investments................................................    $    1,106   $    1,821    $      (18)
     Increase in restricted assets.......................................................          (466)        (624)           --
     Purchases of property, plant, & equipment...........................................          (298)      (1,500)       (9,922)
     Cash forfeited upon sale of DTPI....................................................        (3,149)          --            --
     Equity investment in Altair.........................................................        (1,102)      (3,168)           --
     Proceeds from sale of TMSI..........................................................            --       17,299            --
     Proceeds from repayment of note receivable..........................................         2,500           --            --
     Proceeds from sale of DTPI stock, net...............................................         2,219           --            --
                                                                                             -----------  -----------   -----------
          Net cash provided by (used in) investing activities............................           810       13,828        (9,940)
                                                                                             -----------  -----------   -----------

                                                                                                                        (CONTINUED)

          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                    1999       1998      1997
                                                                                  --------   --------  --------
Cash flows from financing activities:
     (Repayment) Increase in short-term borrowings, net.........................   (8,650)     2,750     1,500
     Proceeds from issuance of common stock, net................................       --      4,102       821
     Proceeds from issuance of redeemable preferred stock in subsidiary, net....       --      5,886        --
     Proceeds from issuance of long-term leases.................................       90         56       120
     Proceeds from refinancing of corporate headquarters........................    7,000         --        --
     Repayments of long-term debt...............................................   (4,156)      (271)     (276)
                                                                                  --------   --------  --------
          Net cash provided (used in) by financing activities...................   (5,716)    12,523     2,165
                                                                                  --------   --------  --------

Effect of foreign exchange rate on cash and cash equivalents....................     (847)        --        --
Net increase (decrease) in cash and cash equivalents............................   (6,575)     6,921    (6,358)
Cash and cash equivalents at beginning of year..................................   11,016      4,095    10,453
                                                                                  --------   --------  --------
Cash and cash equivalents at end of year........................................  $ 4,441    $11,016   $ 4,095
                                                                                  ========   ========  ========

Supplemental disclosure of cash flow information:
     Interest paid..............................................................  $ 1,466    $ 1,476   $   982
                                                                                  ========   ========  ========
     Income taxes paid..........................................................  $   208    $    --   $   230
                                                                                  ========   ========  ========

        In 1998, the Company contributed approximately $917,000 in inventory to Altair, the Company's joint venture with CANTV.

          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)     DESCRIPTION OF THE COMPANY

        STM Wireless, Inc. (the "Company" or "STM") is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company historically has focused its sales efforts on the international marketplace, particularly developing countries. The Company's former subsidiary, SkyOnline, Inc., formerly known as Direc-To-Phone International, Inc. ("DTPI"), provides telecommunications services in international markets.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the financial results of the Company and its wholly-owned subsidiaries, including Telecom Multimedia Systems, Inc., ("TMSI") for all periods through March 1998, and DTPI for all periods from inception through June 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

        Sales of the Company's communications products and related installed software are generally recognized upon shipment. Sales of the Company's products to distributors are normally not subject to right of return. Service revenues are recognized when services have been performed.

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

SHORT-TERM INVESTMENTS

        The Company's short-term investments consist primarily of certificates of deposit with original maturities between 90 and 360 days. As of December 31, 1998, the fair market value of these securities approximates cost. There were no short-term investments at December 31, 1999.

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


RESTRICTED ASSETS

        Cash and short-term investments whose use is restricted are classified separately as restricted cash and short-term investments.

INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                           DECEMBER 31,
                                                   -----------------------------
                                                       1999           1998
                                                   -------------  --------------
                                                      (DOLLARS IN THOUSANDS)
        Raw materials...........................   $      6,091   $       7,423
        Work in process.........................            590             823
        Finished goods..........................          4,388           4,862
                                                   -------------  --------------
                                                   $     11,069   $      13,108
                                                   =============  ==============

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

        In December 1998, the Company increased its inventory reserves by approximately $2,640,000 to recognize the increased risk of obsolescence associated with previous generations of the Company's products, certain other items that were considered excess to requirements and certain inventory on long-term loan to customers. In 1999, the Company reduced its inventory reserves by approximately $189,000 through the sale of inventory, previously reserved.

EQUITY METHOD OF ACCOUNTING

        Investments in twenty to fifty percent-owned affiliates are accounted for under the equity method of accounting, whereby the investment in and advances to the affiliate are carried at cost, plus the Company's equity in undistributed earnings or losses since acquisition. The Company defers its share of the profits or losses on sales to affiliates and when appropriate these amounts are amortized to income. In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", ("APB18"), when an equity investment is reduced to zero and there are no funding obligations or guarantees of the obligations of the affiliate, the Company does not accrue any future losses of the affiliate and discontinues the equity method until such time that the affiliate is profitable. Reserves are provided where management determines that the investment or equity in earnings has been permanently impaired. As of December 31, 1999, and 1998, no such reserves were considered necessary.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 30 years. Satellite equipment, other equipment and furniture and fixtures are depreciated over 3-5 years. Assets used for long-term service contracts associated with DTPI's business were depreciated commencing when the asset was placed in service, over the shorter of their estimated useful lives or the lives of the contracts to which they related. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

LONG-TERM RECEIVABLES

        Long-term receivables are recorded at cost. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Cash receipts on impaired notes receivable

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. As of December 31, 1998, the Company did not consider an allowance for impaired notes receivable to be necessary. Arising from the currency devaluation in Brazil in 1999, the Company negotiated a settlement of certain long-term receivables from a customer in Brazil. The loss arising of $584,000 has been classified as a part of the foreign currency devaluation costs in the accompanying consolidated statement of operations in 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        As of December 31, 1999, and 1998, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income taxes payable approximate fair value due to the short-term nature of such instruments. The carrying value of short-term investments approximates fair value based on quoted market prices for those or similar investments. The fair value of all debt and long-term receivables approximate fair value as the related interest rates approximate rates currently available to/from the Company.

RESEARCH AND DEVELOPMENT

        All research and development costs are charged to expense as incurred and primarily consist of salaries and applicable overhead expenses of employees directly involved in the design of the satellite network hardware and software and certain third party outside service costs.

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

STOCK OPTIONS PLANS

        The Company measures stock-based compensation for employees using the intrinsic-value method which assumes that options granted with exercise prices at the fair market value of the underlying stock at the date of grant have no intrinsic value. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," pro forma net loss and net loss per share are presented in note 11 as if the fair value method had been applied.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

        Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

FOREIGN CURRENCY TRANSLATION

        The Company has determined that the U.S. dollar is the functional currency for its subsidiaries outside the U.S. under SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"). Based on this determination, the Company's foreign operations are measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Inventory, fixed assets and other non-monetary assets and liabilities are remeasured from foreign currencies to U.S. dollars at historical exchange rates whereas cash, accounts receivable and other monetary assets and liabilities are remeasured at current exchange rates. Gains and losses resulting from those remeasurements are included in income for the current period. In 1999, the Company incurred foreign currency devaluation costs of $1,906,000 primarily associated with the devaluation of the Brazilian

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


currency. Such costs are included in the consolidated statement of operations for the year ended December 31, 1999. Foreign currency losses in 1998 and 1997 were not material.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for all periods for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Application of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

RECLASSIFICATIONS

        Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

(3)     ACQUISITIONS AND DISPOSALS

TELECOM INTERNATIONAL, INC.

        On December 12, 1997, the Company issued 480,000 shares of its common stock in exchange for all of the outstanding common stock of Telecom International, Inc. ("TI"). TI was a system integrator and installer of large satellite terminals used in rural telephony and enterprise networks. The merger was accounted for as a pooling of interests and accordingly, all financial statements have been restated as if the merger took place at the beginning of 1997.

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

        In 1998, the Company sold certain assets and transferred certain liabilities of TMSI for approximately $25 million in cash. Gains of approximately $2,964,000 and $9,950,000 (net of transaction costs, certain normal course reserves considered necessary and reserves required for certain contingent liabilities) were recognized in the accompanying consolidated statements of operations in 1999 and 1998, respectively. Included in the consolidated balance sheets at December 31, 1999 and 1998, is approximately $88,000 and $1,000,000, respectively, of cash in escrow classified as accounts receivable and approximately $880,000 and $4,300,000, respectively, classified as accrued liabilities, related to the disposition of TMSI.

        In connection with the sale of the assets of TMSI, the Company is required to indemnify and hold harmless the Buyer for certain losses, liabilities, claims, damages, expense or diminution of value arising directly or indirectly from or in connection with a breach of any representation, covenant, claim for expenses, liabilities which are not assumed, taxes or specific customer claims. The indemnification provisions apply for periods ranging from 2 years to 6 years depending upon the nature of the exposure. The maximum exposure to the Company under the indemnification provisions is $9,000,000. In addition, there are potential liabilities to customers that are specific to TMSI.

        The Company established accruals of approximately $3,700,000 at the time of the sale in June 1999 (comprised of a customer claim, intellectual property exposures and management bonuses) and these balances were included as a component of accrued liabilities at December 31, 1998.

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


        In June 1999, upon the release of substantially all of the funds from escrow, the Company reevaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in an additional gain of $2,964,000 which has been classified as a gain on the sale of assets in the accompanying consolidated statement of operations for the year ended December 31, 1999. At December 31, 1999, a balance of approximately $880,000 continues to be accrued primarily associated with a specific customer dispute and is classified as part of accrued liabilities in the accompanying consolidated balance sheet at December 31, 1999.

        The accompanying consolidated statements of operations reflect the operations of TMSI through March 31, 1998, the effective date of disposal.

        The following sets out summarized financial information giving effect to the disposal of TMSI.

                                              THREE MONTHS         YEAR ENDED
                                             ENDED MARCH 31,      DECEMBER 31,
                                                  1998                1997
                                           -------------------  ----------------
                                              (UNAUDITED)

Net revenues:
     STM...............................               $ 6,267           $50,440
     TMSI..............................                   682             1,708
                                           -------------------  ----------------
          Total........................               $ 6,949           $52,148
                                           ===================  ================

Net loss

     STM...............................               $(3,929)          $(1,592)
     TMSI..............................                  (145)             (459)
                                           -------------------  ----------------
           Total.......................               $(4,074)          $(2,051)
                                           ===================  ================


(4)     DECONSOLIDATION OF DTPI

        STM incorporated DTPI in 1996. In March 1998, the Company invested $15 million in DTPI, (comprising $5 million for 1,000,000 shares of Series B Preferred Stock, and a $10 million loan) and entered into a Product Supply Agreement with DTPI. The loan was repayable out of the proceeds of future DTPI financings. Through June 17, 1999, STM consolidated the results of DTPI.

        In June 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. ("REMEC") and two funds managed by Pequot Capital Management, Inc. ("Pequot"), thereby reducing STM's ownership to 44% of the voting stock of DTPI.

        In addition, in June 1999, DTPI announced the appointment of a new chairman and chief executive officer of DTPI. As a result, STM relinquished operating control of DTPI and changed its accounting for DTPI from the full consolidation method to the equity method, effective June 17, 1999.

        Due to the losses incurred by DTPI from inception through June 17, 1999, STM's equity investment in DTPI has been reduced to zero. STM has no funding obligations to DTPI nor has STM guaranteed any obligations of DTPI. Therefore, in accordance with APB18, STM has not accrued any losses of DTPI subsequent to June 17, 1999, and will only apply the equity method of accounting for DTPI, at such time that DTPI is profitable and losses not previously recognized are fully recovered. Therefore, the accompanying consolidated statement of income for the year ended December 31, 1999, only includes the results of DTPI for the period January 1, 1999, through June 17, 1999.

        The proceeds of $7,100,000 comprised cash of $2,219,000 net of transaction costs of $281,000, a reduction in accounts payable of approximately $2,300,000 and a credit against future purchases of inventory for approximately $2,300,000. Due to uncertainty concerning the recoverability of the $2,300,000 credit against future purchases, such credit was fully reserved at June 30, 1999, but will be recognized when realized as income in future periods. Approximately $125,000 of such credits were realized through December 31, 1999.

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


        In connection with the sale of the shares in DTPI, STM granted a price adjustment of approximately $1,500,000 to REMEC whereby the price of all future purchases of committed product from REMEC were increased and STM granted DTPI a concession of $1,600,000 against future purchases of product by DTPI from STM. These obligations were accrued at the time of sale of the DTPI shares.

        DTPI also repaid STM $2,500,000 of a $10,000,000 note receivable from DTPI, with the remaining balance of $7,500,000 of the note to be repaid out of the proceeds of future DTPI financings, if any. As a result of the foregoing, there was no gain or loss recognized on the sale of the DTPI shares. (See note 20.)

        The following sets out summarized financial information giving effect to the deconsolidation of DTPI.

                                              THREE MONTHS         YEAR ENDED
                                             ENDED MARCH 31,      DECEMBER 31,
                                                  1999                1998
                                            ------------------   ---------------
                                               (unaudited)
Net revenues:
     STM................................             $  2,101         $  28,419
     DTPI...............................                  990            13,603
                                            ------------------   ---------------
          Total.........................             $  3,091         $  42,022
                                            ==================   ===============

Net loss

     STM................................             $ (5,915)        $  (5,013)
     DTPI...............................               (2,548)           (4,393)
                                            ------------------   ---------------
           Total........................             $ (8,463)        $  (9,406)
                                            ==================   ===============


(5)     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                                                       DECEMBER 31,
                                                                                    1999         1998
                                                                                 -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
        Land...................................................................  $    2,530   $    2,530
        Building and building improvements.....................................       3,549        3,549
        Assets for long-term service contracts.................................          --        2,380
        Satellite equipment....................................................       1,424          717
        Equipment..............................................................       8,396        8,198
        Furniture and fixtures and leasehold improvements......................         341          894
                                                                                 -----------  -----------
                                                                                     16,240       18,268
        Less:
           Accumulated depreciation and amortization...........................       8,276        7,212
                                                                                 -----------  -----------
                                                                                 $    7,964   $   11,056
                                                                                 ===========  ===========

        Property, plant and equipment at December 1999 excludes the assets of DTPI (see note 4).

        Assets for long-term service contracts consisted of equipment related to DTPI's long-term fixed telephony service operations in Mexico. In 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. Under the terms of the revised agreement, DTPI retained ownership of certain gateway infrastructure equipment, which was classified as assets for long-term service contracts at December 31, 1998. The sales of remote equipment were classified as revenue in the accompanying consolidated statement of operations for 1998.

        Due to uncertainty surrounding the recoverability of the gateway equipment at December 31, 1998, as a result of the Mexican partner experiencing financial difficulties, DTPI recognized an impairment charge of $500,000, in

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", to adjust the carrying value of the equipment to its estimated fair value.

(6)     LONG-TERM RECEIVABLES

        The Company's long-term receivables as of December 31, 1998 related primarily to a lease of certain satellite equipment to a customer in Brazil under a sales-type lease arrangement. Total minimum lease payments receivable (including interest receivable) on this sales-type lease were $1,632,000 at December 31, 1998, comprising principal of $1,490,000 and unearned interest of $142,000.

        The receivables were denominated in the Brazilian local currency, however, the customer contracts contained adjustment provisions to take into account fluctuations in the local currency against the U.S. dollar. These adjustment provisions were honored in prior years.

        Arising from the devaluation of the Brazilian local currency in the first quarter of 1999, the customer was unwilling to honor the adjustment provisions of the contract due to the extent of the devaluation. Brazilian counsel advised the Company that there was uncertainty as to the enforceability of such adjustment provisions under Brazilian law. Therefore, the Company negotiated a settlement with the customer resulting in a concession of approximately $584,000. Such concession has been classified as part of the foreign currency devaluation costs in the accompanying consolidated statement of operations for the year ended December 31, 1999.

(7)     ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                                               DECEMBER 31,
                                                                       ----------------------------
                                                                            1999          1998
                                                                       -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
        Accrued salaries, bonuses and payroll related expenses......   $        506   $      1,948
        Accrued engineering services................................             23            659
        Accrued legal & professional fees...........................            128            254
        Accrued agent commissions...................................             80            373
        Accrued litigation, concessions and indemnifications........          2,493          2,654
        Accrued licenses............................................             --            368
        Other.......................................................            984          1,000
                                                                       -------------  -------------
                                                                       $      4,214   $      7,256
                                                                       =============  =============

(8)     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

        The Company has a revolving credit facility with one bank totaling $2,000,000. The facility is secured by the Company's certificates of deposit in the same amount with the bank. Borrowings are due on demand and accrue interest at .75% over the certificates of deposit rate. At December 31, 1999 and 1998, the outstanding balances under this credit facility were $2,000,000 and $1,600,000, respectively.

        At December 31, 1998, the Company had borrowings of $9,050,000 under a $10,000,000 line of credit. Due to the losses incurred in 1998 and thereafter, the Company was not in compliance with certain covenants of the loan agreement and the bank sought repayment of all borrowings. Through cash becoming available from the sale of stock in DTPI, the partial repayment of a note receivable from DTPI (see note 4) and the refinancing of the Company's corporate headquarters, the Company made agreed paydowns of these borrowings during 1999 and fully repaid all outstanding balances on December 31, 1999.

LONG-TERM DEBT

        In connection with the purchase of the Company's headquarters on July 28, 1994, the Company entered into a purchase money promissory mortgage note ("Mortgage Note") in the amount of $4,320,000. In October 1999,

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


the Company refinanced its corporate headquarters through a deed of trust for $7,000,000, thereby paying off the existing mortgage note for $4,061,000 and generating cash of $2,939,000. The deed of trust for $7,000,000 is secured by the Company's land, building and fixtures, accrues interest at 7% per annum, and requires monthly principal and interest payments of $46,571. The deed of trust is being amortized over a 30-year period and matures in November 2014, at which time all remaining principal and accrued interest is due.

        Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -------------  -------------
                                                       (DOLLARS IN THOUSANDS)
        Mortgage payable on building..............  $      6,994   $      4,063
        Notes payable--Banco do Brasil............           224             --
        Capitalized lease obligations.............           373            627
                                                    -------------  -------------
             Total................................         7,591          4,690
        Less current portion......................          (542)          (384)
                                                    -------------  -------------
         Long-term debt...........................   $     7,049   $      4,306
                                                    =============  =============

        The obligations for capital leases relate to leases entered into for the purchase of computers, fixtures and test equipment. The capitalized leases are at rates which vary from 9.5% to 12.7% per annum.

        Future maturities on long-term debt are as follows:

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                         (DOLLARS IN THOUSANDS)

        2000.............................................                $  542
        2001.............................................                   192
        2002.............................................                    85
        2003.............................................                    88
        2004.............................................                    95
        Thereafter.......................................                 6,589
                                                         -----------------------
                                                                         $7,591
                                                         =======================

(9)     EQUITY INVESTMENT IN AFFILIATES

STM EQUITY INVESTMENT IN DTPI

        STM incorporated DTPI in 1996. In March 1998, the Company invested $15 million in DTPI, (comprising $5 million for 1,000,000 shares of Series B Preferred Stock, and a $10 million loan) and entered into a Product Supply Agreement with DTPI. The loan was repayable out of the proceeds of future DTPI financings. Through June 17, 1999, STM consolidated the results of DTPI.

        Effective June 17, 1999, STM deconsolidated the results of DTPI (see note 4). Due to STM's equity investment being zero, STM having no funding obligations to DTPI, nor STM guaranteeing any obligations of DTPI, in accordance with APB18, STM has not accrued any losses of DTPI since June 17, 1999, and will only apply the equity method of accounting for DTPI at such time that DTPI is profitable and losses not previously recognized are fully recovered (see note
20).

DTPI EQUITY INVESTMENT IN ALTAIR

        In connection with the award of a contract for the provision of rural telephony services in Venezuela, in May 1998, DTPI formed Altair S.A. ("Altair"), a joint venture with Compania Anonima Nacional Telefonos de Venezuela (CANTV). Altair is 49% owned by DTPI. In connection with the deconsolidation of DTPI (see note 4), the Company no longer accounts for DTPI's investment in Altair from June 17, 1999.

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


        At December 31, 1999 and 1998, the Company's equity investment in Altair was zero and $4,151,000, respectively. The 1998 balance comprised cash of approximately $625,000, a non-cash contribution of approximately $917,000, advances of approximately $2,543,000, plus equity in the undistributed earnings of Altair of approximately $66,000. In 1999, the Company recognized equity losses of $59,000 for Altair and made additional cash contributions of $1,102,000 through June 17, 1999 (the date of deconsolidation of DTPI).

(10)    REDEEMABLE MINORITY INTEREST

        In March 1998, the Company completed a $10 million equity offering with Pequot for 571,429 shares of STM common stock and 1,200,000 shares of Series A mandatory redeemable preferred stock of DTPI, the Company's then majority-owned subsidiary.

        The DTPI Series A shares were redeemable at the option of the holder, if not converted earlier into DTPI common stock, on the fifth anniversary of the date of issuance, or in the event of an acquisition of the Company where the Company continued to hold a majority of the voting stock of DTPI and a public offering of DTPI shares has not been consummated. In the event of such acquisition, STM had a funding obligation for such redemption amount.

        For 1999 and 1998, the Company accrued dividends of $275,000 and $450,000, respectively, that are classified as minority interest expense in the accompanying consolidated statements of operations, representing for 1999 the accretion required for the period January 1, 1999, to June 17, 1999, and for 1998, the accretion required for the period April 1, 1998, to December 31, 1998.

        At December 31, 1998, an amount of $6,355,000 representing proceeds from the issuance of the mandatory redeemable Series A Preferred Stock in DTPI plus accrued dividends net of unamortized issuance costs were classified as redeemable minority interest in the accompanying consolidated balance sheet at such date.

        Effective June 17, 1999, the Company deconsolidated DTPI as a result of the reduction of STM's ownership of the voting stock in DTPI to approximately 44% (see notes 4 and 9). As STM no longer has majority ownership of the stock of DTPI, there is no funding obligation for the redeemable preferred stock in the event of an acquisition of STM. Therefore, the redeemable minority interest has been excluded from STM's balance sheet coinciding with the deconsolidation of DTPI.

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

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's basic and diluted net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                     1999      1998       1997
                                                   --------  ---------  --------
        Net loss:
             As reported.......................... $(8,311)  $ (9,406)  $(2,051)
             Pro forma............................ $(8,970)  $(10,170)  $(2,543)
        Loss per basic and fully diluted share:
             As reported.......................... $ (1.18)  $  (1.36)  $ (0.32)
             Pro forma............................ $ (1.27)  $  (1.47)  $ (0.40)

        At the date of grant, the weighted average fair value of options granted were $1,443,000, $2,198,000 and $1,237,000 for 1999, 1998 and 1997,
respectively. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997--risk free interest rate of 5.47%, 5.33% and 6.33%, respectively, an expected life of five years and an expected volatility rate of 84.2%, 72.6% and 68.3%, respectively, and expected dividend yield of 0%.

        A summary of stock option transactions under all plans follows:

                                                               WEIGHTED-AVERAGE
                                                     NUMBER     EXERCISE PRICE
                                                    OF SHARES      PER SHARE
                                                   ----------  -----------------
       Options outstanding at December 31, 1996..    719,415              $9.71
            Granted..............................    207,000               8.40
            Exercised............................   (119,014)              5.54
            Canceled.............................   (112,858)              9.57
            Cancelled for regrant (1)............   (332,850)             12.68
            Regranted (1)........................    332,850               7.13
                                                   ----------  -----------------
       Options outstanding at December 31, 1997..    694,543              $7.40
            Granted..............................    488,000               8.57
            Exercised............................    (22,611)              6.47
            Canceled.............................    (73,659)             10.37
                                                   ----------  -----------------
       Options outstanding at December 31, 1998..  1,086,273              $7.75
            Granted..............................    800,100               3.17
            Cancelled............................   (734,549)              6.55
                                                   ----------  -----------------
       Options outstanding at December 31, 1999..  1,151,824              $5.33
                                                   ==========  =================

        The following table summarizes information regarding the stock options outstanding at December 31, 1999:

                       NUMBER    WEIGHTED AVERAGE  WEIGHTED AVERAGE     NUMBER    WEIGHTED AVERAGE
     RANGE OF       OUTSTANDING     REMAINING       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
  EXERCISE PRICES   AT 12/31/99  CONTRACTUAL LIFE      PER SHARE     AT 12/31/99      PER SHARE
------------------  -----------  ----------------  ----------------  -----------  ----------------
$2.50--6.75.......      656,575              9.03             $3.37       46,875             $4.93
 6.83--8.00.......      340,349              6.26              7.16      281,243              7.17
 8.05--14.25......      154,900              8.20              9.66       48,425              9.67
                    -----------                                      -----------
$2.50--14.25......    1,151,824              8.10             $5.33      376,543             $7.21
                    ===========                    ================  ===========  ================

        Common stock received through the exercise of non-qualified stock options or incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


deduction is accounted for as a credit to common stock rather than as a reduction of income tax expense if such tax benefit is more likely than not to be realized.

             (1) The Company implemented an option cancellation/regrant program for directors, executive officers, and all other employees holding stock options with an exercise price per share in excess of the market value of the Company's common stock at the time the cancellation/regrant occurred. Optionees who accepted the repricing agreed that the regranted options would vest ratably over a period one year longer than the vesting period of the options cancelled. The program was effected on March 20, 1997 and 332,850 options in excess of $7.125 per share were cancelled and 332,850 new options were granted at an exercise price of $7.125, the fair value on the date of grant.

(12)    COMMITMENTS AND CONTINGENCIES

REMEC

        Under a Development, Manufacturing and Product Supply Agreement, dated April 30,1996 as amended, the Company entered into a three year agreement to undertake the joint development of two products. The agreement required the Company to reimburse REMEC for engineering expenses for the development of the products up to $1,250,000 and to purchase products up to approximately $18,000,000. STM has title to and ownership of the design of the products and has exclusive rights to the sale of the products. The three year period commenced with the production of the first unit, which was in late 1998. Should the Company fail to purchase the minimum requirement of the products or elects to terminate the agreement, the Company may be required to pay REMEC up to $2,475,000. To date, the Company has expensed $1,250,000 for engineering expenses and has purchased approximately $1,600,000 of product through December 31, 1999.

        Associated with the sale of shares in DTPI to REMEC (see note 4), the Company agreed to a price adjustment whereby the purchase price of all future purchases of committed product from REMEC was increased. At December 31, 1999, the Company had established an accrual of $1,458,000 for such price increases of which $729,000 is classified as part of accrued liabilities and $729,000 is classified as long-term liabilities in the accompanying consolidated balance sheet at December 31, 1999.

DTPI

        The terms of the product supply agreement as amended between STM and DTPI (see note 4) requires STM to supply equipment to DTPI at significantly reduced margins, compared to normal third party customers, or in some instances, at negative margins.

OTHER VENDORS COMMITMENTS

        Under a Development, Manufacturing and Product Supply Agreement dated March 27, 1998, the Company entered into a two-year agreement with a vendor to undertake the joint development of a product. In November 1999, the Company and the vendor mutually agreed to cancel this contract and there are no purchase commitments existing at December 31, 1999.

        While management believes that none of its purchase commitments are in excess of requirements and all purchases will be used to fulfill customer orders in the normal course of business, there can be no assurance that the Company will generate any future level of revenues sufficient to satisfy its purchase commitments.

LEASE COMMITMENTS

        In 1998, the Company relocated it Network Systems Division to Georgia and entered into a five-year lease commitment for administrative offices, warehouse and manufacturing facilities.

        In 1999, the Company relocated its operations back to California as part of its restructuring of it operations (see note 19). The Company and the landlord agreed to terminate the lease agreement for a termination fee of approximately $300,000. At December 31, 1999, there are no remaining lease commitments for this facility. The

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


termination fee of $300,000 is included as part of restructuring costs of $1,042,000 in the accompanying consolidated statement of operations for the year ended December 31, 1999.
        Rent expense for 1999 and 1998 was approximately $280,000 and $102,000, respectively.
        In May 1999, the Company entered into a lease agreement under which the Company leases a portion of its headquarters building to a third party. Future minimum rental income under this lease as of December 31, 1999 are as follows:
$253,000 in 2000; $266,000 in 2001; $279,000 in 2003; and $106,000 in 2004.
Rental income for 1999 was approximately $153,000.

LITIGATION

        The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's liquidity, financial position or results of operation.

BID BONDS

        At December 31, 1999, the Company was contingently liable for standby letters of credit for $225,000 for bid bonds issued in connection with customer tender documents.

(13)    INCOME TAXES

        The components of loss from operations before income taxes, equity income and minority interest are as follows:

                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                         1999           1998           1997
                                    -------------- -------------- --------------
                                              (DOLLARS IN THOUSANDS)

        U.S......................   $      (3,491) $      (3,781) $      (2,294)
        Foreign..................          (4,486)        (1,583)          (189)
                                    -------------- -------------- --------------
             Total...............   $      (7,977) $      (5,364) $      (2,483)
                                    ============== ============== ==============

        The components of income tax benefit (expense) consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                         1999           1998           1997
                                    -------------- -------------- --------------
                                              (DOLLARS IN THOUSANDS)
        Current:
             Federal.............   $          --  $         272  $         --
             State...............              --            (88)           --
             Foreign.............              --           (593)           --
                                    -------------- -------------- --------------
                  Total current..              --           (409)           --
                                    -------------- -------------- --------------
        Deferred:
             Federal.............              --         (2,777)          224
             State...............              --           (512)           82
                                    -------------- -------------- --------------
                  Total deferred.              --         (3,289)          306
                                    -------------- -------------- --------------
                  Total..........   $          --  $      (3,698) $        306
                                    ============== ============== ==============

        The actual income tax (expense) benefit differs from the statutory Federal income tax rate as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     1999     1998      1997
                                                     -----   ------   ------

       Statutory Federal income tax rate...........  34.0%    34.0%    34.0%
       State taxes, net of Federal tax benefit.....   7.7     (2.0)    (3.3)
       Effect of foreign operations................ (19.1)   (17.5)   (19.4)
       (Increase) decrease in valuation allowance.. (43.6)   (41.9)    (1.0)
       Other, net..................................    --      2.0      2.0
       Permanent differences.......................  21.0    (43.5)      --
                                                     -----   ------   ------
            Effective tax rate.....................    --%   (68.9)%   12.3%
                                                     =====   ======   ======

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


        Cumulative temporary differences which give rise to deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                         1999      1998
                                                       -------   --------
                                                     (DOLLARS IN THOUSANDS)
       Deferred tax assets:
            Inventories..............................  $ 1,923   $ 2,164
            Accounts receivable......................    3,208       186
            Accrued expenses.........................      677       348
            R&D costs capitalized for tax purposes...       68       139
            Tax credit carryforwards.................      792     1,051
            Net operating loss carryforwards.........    1,514       793
            Other....................................       --       137
            Valuation allowance......................   (8,120)   (4,646)
                                                       --------  --------

                 Total deferred tax assets...........       62       172
       Deferred tax liabilities:
            Fixed assets.............................      (62)     (172)
                                                       --------  --------
                 Net deferred tax assets.............  $     -   $    --
                                                       ========  ========

        The valuation allowance established against deferred tax assets was increased by $3,474,000 in 1999 due to continuing losses over the last three years. The Company has determined that it is not more likely than not that deferred tax assets will be realizable.

     At December 31, 1999, the Company had available federal net operating losses of approximately $4,100,000 which expire in 2012 through 2019, state net operating losses of approximately $2,000,000 which expire in 2004, federal research and development credits of approximately $600,000 which expire in 2000 through 2014 and alternative minimum tax credits of approximately $192,000 that are carried forward indefinitely.

        Included in the tax provision for 1998 was a reserve for $1,000,000 for certain tax exposures that have been assessed in Brazil. To date, the Company has responded to the assessment by the Brazilian tax authorities and intends to continue to vigorously challenge the tax assessments. Payments of $208,000 were made in 1999, although none of the tax claims have been finalized to date.

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

(14)    BUSINESS SEGMENT INFORMATION AND SALES TO PRINCIPAL CUSTOMERS

        In 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131").

        The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructure and terminal user products.

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Revenues by geographic area:

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1999         1998          1997
                                                           ------------  ----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
Total:
     Latin & South America.............................    $   9,673   $    21,101    $    7,269
     Africa & Middle East..............................        5,632         8,856         2,976
     Asia..............................................        4,332         7,309        35,630
     United States.....................................        1,493         4,164         2,362
     Europe............................................        1,096           592         3,911
                                                           ---------    ----------    ----------
          Total sales..................................      $22,226   $    42,022    $   52,148
                                                           =========   ===========    ==========

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999         1998          1997
                                                           ------------  ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Products:
     Latin & South America.............................    $   9,505   $    19,377    $    6,865
     Africa & Middle East..............................        4,926         8,856         2,976
     Asia..............................................        3,550         7,034        35,630
     United States.....................................        1,255         3,496           442
     Europe............................................          726           592         3,911
                                                           ---------   -----------    -----------
                                                             $19,962   $    39,355       $49,824
                                                           =========   ===========    ===========

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1999         1998           1997
                                                           ----------  ------------   -----------
                                                                  (DOLLARS IN THOUSANDS)
Services:
     Latin & South America.............................    $     168   $     1,724    $      404
     Africa & Middle East..............................          706            --            --
     Asia..............................................          782           275            --
     United States.....................................          238           668         1,920
     Europe............................................          370            --            --
                                                           ----------  ------------   -----------
                                                           $   2,264   $     2,667    $    2,324
                                                           ==========  ============   ===========

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1999          1998          1997
                                                           ----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
Operating loss by geographic area is as follows:
     Latin & South America.............................    $  (2,439)   $   (1,117)   $      510
     Africa & Middle East..............................           --            --            --
     Asia..............................................          (21)           11           (76)
     United States.....................................       (6,392)      (13,658)       (2,661)
     Europe............................................           --            --            --
                                                           ----------   -----------   -----------
                                                           $  (8,852)   $  (14,764)   $   (2,227)
                                                           ==========   ===========   ===========

                                                                       DECEMBER 31
                                                           -------------------------------------
                                                             1999          1998         1997
                                                           ----------   -----------  -----------
                                                                  (DOLLARS IN THOUSANDS)
Identifiable assets by geographic area are as follows:
   Latin & South America...............................    $   1,332       $11,487   $    6,145
   Africa & Middle East................................           --            --           --
   Asia................................................          926         1,146           53
   United States.......................................       32,220        50,568       48,219
   Europe..............................................           --            --           --
                                                           ----------   -----------  -----------
                                                             $34,478       $63,201   $   54,417
                                                           ==========   ===========  ===========

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


        The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis to both developed and developing countries. This can give rise to a concentration of revenues and credit risks to individual customers and in geographic regions.

        While in an individual year a customer can represent a significant proportion of the revenues for that year, the Company does not generate a significant level of on-going repeat revenues from any individual customer. The Company's revenues, in general, in any given year represent new projects, to new or existing customers in new or existing geographic regions.

        The Company has generated approximately 44%, 50%, and 14% of its revenue in Latin and South America in 1999, 1998 and 1997, respectively, 25%, 21% and 6% of its revenues in Africa and the Middle East in 1999, 1998 and 1997, respectively, and 20%, 17% and 68% of its revenue in Asia in 1999, 1998 and 1997, respectively. In 1999, the Company had two customers, one in Latin America and one in Africa, which represented approximately 25% and 16% of the Company's consolidated revenues for 1999, respectively. In 1998, the Company had two customers, one in Latin American and one in Asia, which represented approximately 23% and 10% of the Company's consolidated revenues for 1998, respectively. In addition, the Company generated approximately 3%, 2% and 59% of revenues from one Asian customer in 1999, 1998 and 1997, respectively. The deterioration of the Asian economies is negatively impacting the level of revenues that the Company is earning from this customer.

LATIN AND SOUTH AMERICA

        Sales in Latin and South America in 1999 were to 12 customers. There were significant sales to one customer for approximately $5,600,000. At December 31, 1999, the accounts receivable balance from this customer was approximately $1,400,000.

AFRICA & MIDDLE EAST

        Sales in Africa and the Middle East were to 7 customers, one of which represented revenue of approximately $3,600,000 at December 31, 1999. At December 31, 1999, the account receivable balance from this customer was approximately $2,300,000.

        The Company sells its products and services internationally. To assure collection, the Company evaluates the credit risk associated with each customer and will require either letters of credit or similar guarantees, substantial up-front deposits or when acceptable, may extend credit on an open account basis.

        In 1998, the Company established approximately $1,488,000 in accounts receivable allowances, primarily for customer concessions and allowances that were estimated to be required. The majority of such balances have been written off by December 31, 1999. The Company reduced its accounts receivable reserves by $136,000 in 1999.

(15)    EMPLOYEE BENEFITS

        Effective September 1991, the Company adopted a defined contribution 401(k) savings and investment plan. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During 1997, the Company made contributions of $7,000 to the Plan.

        In 1998, coinciding with the merger of the TI plan into the Company's plan, the Board of Directors approved a matching contribution equal to the lesser of, with respect to each participant (a) one-half of the amount contributed by such participant to the plan, (b) $1,600 or (c) 1% of the participants salary to be paid on an annual basis. Amounts of approximately $30,000 and $70,000 were expensed in 1999 and 1998, respectively, for the Company's matching contributions.

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(16)    LOSS PER COMMON SHARE

        The following table presents the computation of basic and diluted loss per share:

                                                                                                 1999         1998          1997
                                                                                               ----------   ----------   -----------
Numerator:
   Numerator for basic and diluted loss per share--net loss................................    $  (8,311)   $  (9,406)   $   (2,051)
                                                                                               ==========   ==========   ===========
   Denominator:
   Denominator for basic loss per share--weighted average number of                                7,042        6,936         6,384
     common shares outstanding during the period..........................................
   Incremental common shares attributable to exercise of outstanding options                          --           --            --
     and warrants.........................................................................
                                                                                               ----------   ----------   -----------
Denominator for diluted loss per share....................................................         7,042        6,936         6,384
                                                                                               ==========   ==========   ===========
Basic loss per share......................................................................     $   (1.18)   $   (1.36)   $    (0.32)
                                                                                               ==========   ==========   ===========
Diluted loss per share....................................................................     $   (1.18)   $   (1.36)   $    (0.32)
                                                                                               ==========   ==========   ===========

        The computation of diluted loss per share for 1999, 1998 and 1997 excluded the effect of incremental common shares attributable to the exercise of outstanding common stock options (see note 11) because their effect would be anti-dilutive.

(17)    RELATED PARTY TRANSACTIONS

DTPI, INC.

        The Company's consolidated results include the results of DTPI through June 17, 1999 (see note 4).

        TRANSACTIONS PRIOR TO JUNE 17, 1999

        Under the terms of its investment in DTPI (see notes 4 and 10), Pequot and DTPI entered into a consulting agreement for $100,000 on an annual basis. Accordingly, the Company recognized an expense to Pequot of approximately $50,000 and $75,000 for 1999 (through June 17, 1999) and 1998, respectively.

        DTPI supplies equipment to its 49% owned joint venture, Altair, S.A. (see note 9). Sales to Altair in 1999 (through June 17, 1999) and 1998 were approximately $1,450,000 and $7,250,000, respectively, of which approximately $740,000 and $3,600,000 were recognized as revenue due to DTPI's investment in Altair being accounted for under the equity method. DTPI also advanced cash to Altair to fund its capital expenditures and operating expenses and earned interest of 13% on all cash advances.

        Interest income earned on advances to Altair of approximately $128,000 and $56,000 were recognized in 1999 and 1998, respectively.

        At December 31, 1998, the accounts receivable balance due from Altair was approximately $4,400,000.

        TRANSACTIONS SUBSEQUENT TO JUNE 17, 1999

        Subsequent to deconsolidation of DTPI, STM had certain related party transactions with DTPI.

        STM supplied equipment for approximately $320,000 and recognized revenue of approximately $180,000, representing 56% of the value of equipment supplied due to STM continuing to own 44% of DTPI. This equipment was supplied under the terms of a product supply agreement between STM and DTPI, as amended. Associated with the sale of the shares of DTPI by STM on June 17, 1999, STM granted DTPI a concession of $1,600,000 against future purchases of product by DTPI from STM. Such concession reduced the value of cash receipts from DTPI subsequent to June 17, 1999, by approximately $150,000.

        The terms of the product supply agreement as amended between STM and DTPI requires STM to supply equipment to DTPI at significantly reduced margins, compared to normal third party customers, or in some instances, at negative margins.

                               STM WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


        STM recognized interest income in 1999 of approximately $412,000 on a $7,500,000 note receivable from DTPI. The note bears interest at 10% per annum.

        Due to STM providing office accommodation to certain DTPI employees and DTPI employees participating in STM's employee benefit plan, there were certain normal course recharges of expenses to DTPI at estimated cost. For the period subsequent to June 17, 1999, such recharges were approximately $200,000.

OTHER RELATED PARTY TRANSACTIONS

        In the normal course of business, the Company contracts with Gulf Communications International, Inc. ("GCI") to provide installation services for its products. GCI was formerly 50% owned by, a former officer and director of the Company. Total purchases by the Company from GCI were approximately $327,000, $921,000 and $720,000 in 1999, 1998 and 1997, respectively.

(18)    1998:  FOURTH QUARTER ADJUSTMENTS

        The results for the fourth quarter of 1998 includes charges of approximately $7,100,000 which comprised approximately $2,500,000 for inventory obsolescence associated with an earlier version of the Company's products, certain items that are considered excess to requirements and reserves established for certain inventory on long-term loan to customers, approximately $3,200,000 for taxes comprising the write-off of deferred tax assets due to uncertainty concerning the realizability of such assets due to continued losses by the Company and a reserve established for certain tax exposures in Brazil, reserves established for accounts receivable balances of approximately $900,000 associated with the DTPI's Mexican partner and other STM overdue balances and an impairment reserve of $500,000 associated with the carrying value of certain long-term revenue generating assets due to DTPI's Mexican partner experiencing financial difficulties.

(19)    RESTRUCTURING COSTS

        In recognition of the low overall level of revenues and the foreign currency losses incurred primarily in the quarter ended March 31, 1999, the Company implemented cost reduction programs in both Quarter 1, 1999 and Quarter 2, 1999, to improve the operating performance of the business. As a result of these cost reduction programs, the Company exited its Atlanta facility, relocated its manufacturing operations back to California and terminated its Atlanta workforce. Restructuring costs of $1,042,000 were recognized in 1999, comprising severance obligations of $502,000 for approximately 70 terminated employees, costs of $190,000 associated with writing-off the assets of the Company's Brazilian subsidiary and costs of $350,000 associated with exiting the Atlanta lease commitment, which was excess to requirements. All such expenses were paid in 1999 and there is no restructuring related accrual balance remaining at December 31, 1999.

(20)    SUBSEQUENT EVENTS (UNAUDITED)

        On March 28, 2000, DTPI completed a $45 million financing which reduced STM's ownership to 15% of DTPI, on a fully diluted basis. Coinciding with this financing, STM received $3,750,000 in cash from DTPI.

                                   SCHEDULE II

                               STM WIRELESS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         ACCOUNTS RECEIVABLE ALLOWANCES
                             (DOLLARS IN THOUSANDS)

                                                                            CHARGED
                                                        BALANCE AT       (CREDITED) TO
                                                         BEGINNING         COSTS AND                         BALANCE AT
                                                         OF PERIOD         EXPENSES         DEDUCTIONS      END OF PERIOD
                                                     ----------------   --------------   ---------------  ----------------
YEAR ENDED
December 31, 1999..................................    $        2,022             (136)           1,296     $         590
December 31, 1998..................................    $        1,019            1,488              485     $       2,022
December 31, 1997..................................    $        2,006               91            1,078     $       1,019


                                                 INVENTORY RESERVES
                                               (DOLLARS IN THOUSANDS)

                                                                            CHARGED
                                                         BALANCE AT       (CREDITED)
                                                         BEGINNING       TO COSTS AND                        BALANCE AT
                                                         OF PERIOD         EXPENSES        DEDUCTIONS       END OF PERIOD
                                                       ---------------   --------------   --------------   ----------------
YEAR ENDED
December 31, 1999..................................    $        5,650             (189)           4,229     $       1,232
December 31, 1998..................................    $        3,010            2,640               --     $       5,650
December 31, 1997..................................    $        3,466             (456)              --     $       3,010

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company currently has a Board of Directors consisting of five members. The following sets forth certain information relating to the Company's directors, executive officers and vice-presidents:

     FRANK T. CONNORS, 66, has been a director of the Company since June 1988, and served as its Chairman of the Board of Directors since September 1999 and from June 1988 to September 1993, and as its Chief Executive Officer from June 1988 to January 1991. From March 1999 to September 1999, Mr. Connors served as acting President of the Company. From January 1998 to January of 1999, Mr. Connors served as President of Direc-To-Phone International, Inc. (now SkyOnline, Inc.). From October of 1994 to January 1998, Mr. Connors was Executive Vice President of the Company. From December 1982 to January 1988, Mr. Connors was the Chief Executive Officer of Doelz Networks, a manufacturer of packet switching equipment. From 1979 to 1981, Mr. Connors was Group Vice President of Northern Telecom's Computer Systems Group. Mr. Connors is currently a director of DISC, Inc. (NASDAQ NMS: DCSC; DCSCW), an optical computer storage manufacturing Company located in northern California, and SkyOnline, Inc., the Company's formally majority-owned services subsidiary.

     EMIL YOUSSEFZADEH, 47, is the founder of the Company. He has been a director of the Company and has served as Chief Executive Officer from January 1982 to June 1988 and since January 1991. Mr. Youssefzadeh has served as President from January 1982 to January 1998 and since September 1999. From January 1979 until founding the Company, Mr. Youssefzadeh was a satellite research engineer with Hughes Aircraft Company where his projects included design of satellite communications systems and satellite earth stations. He also was a member of the team for communications system engineering for the Intelsat VI spacecraft.

     DR. ERNEST U. GAMBARO, 61, has been a director of the Company since March 1997. In 1988, Dr. Gambaro directed the formation of Infonet Services Corp. (NYSE: IN), a provider of cross-border managed data communications services to multinational corporations worldwide, and has since served as its Senior Vice President, General Counsel and Secretary. Prior to 1988, Dr. Gambaro was Assistant General Counsel for Computer Sciences Corporation focusing on the Company's international, acquisition and divestiture activities. Between 1962 and 1975, Dr. Gambaro directed programs at The Aerospace Corporation relating to the conceptual definition and implementation of advanced technology systems for space.

     CLAUDE BURGIO, 55, has been Chairman and Chief Executive Officer of SkyOnline, Inc. since June 1999 and a director of the Company since September 1999. From October 1997 to June 1999, Mr. Burgio was president of Lockheed Martin Telecommunications and President of the Global Transport Services and Operations unit of Lockheed Martin Global Telecommunications (LMGT). From September 1995 to October 1997 Mr. Burgio was Vice President, Engineering for the International Telecommunications Satellite Organization (INTELSAT), responsible for all aspects of the INTELSAT system, including new service development in areas such as broadband access and Internet via satellite, wireless local loop and direct-to-home interactive services. From April 1984 to August 1995, Mr. Burgio was Director of the Telecommunications and Systems Division of Aerospatiale. Mr. Burgio significantly expanded the commercial scope of the telecommunications activities of Aerospatiale, providing a worldwide network of customers with satellite based telecommunications systems and services.

     DR. MARK SHAHRIARY, 55, has been a director of the Company since March 2000. From JANUARY 1999 to SEPTEMBER 1999, Dr. Shahriary served as President of Teledesic LLC, which is building a global, satellite-based network to offer telecommunications services. From SEPTEMBER 1983 to JANUARY 1999, Dr. Shahriary held various management positions at Hughes Space and Communications, most recently as executive vice president in charge of operations. Dr. Shahriary is the winner of the 1989 L.A. Hyland Patent Award, the highest award given at Hughes, and holds seven U.S. patents related to various communication designs. He earned his BSEE and MSEE from California State University and his Ph.D. in solid state engineering from the University of California at Los Angeles. Dr. Shahriary is also on the Board of Directors of Peregrine Semiconductor Corporation.

     JOSEPH J. WALLACE, 40, has been Vice President-Finance and Chief Financial Officer of the Company since March 1997. From April 1994 to March 1997, Mr. Wallace was Corporate Controller of MAI Systems Corporation, a publicly held worldwide provider of total information system solutions. From 1990 to 1993, Mr. Wallace was Controller and Chief Financial Officer of Simmons Magee, PLC, a British based value added reseller of computer products and services. Mr. Wallace is a Fellow of the Institute of Chartered Accountants in Ireland (equivalent to the American CPA or a masters program).

     JACQUES YOUSSEFMIR, 28, has been Vice President and General Counsel of the Company since April 1998. From 1995 to April 1998, Mr. Youssefmir practiced law as an associate in the Los Angeles office of Latham & Watkins, where he specialized in corporate transactions. Mr. Youssefmir received his B.A. in 1992 from Arizona State University and his J.D. in 1995 from the Harvard Law School.

     BERND STEINEBRUNNER, 36, has been Vice President, Product Management and Sales Engineering since he joined the Company in September 1999. Prior to joining the Company, Mr. Steinebrunner spent 11 years at Bosch Telecom GmbH in Germany, where he held several positions including Supervisor of the Proposal Management Team. Mr. Steinebrunner received his DIPLOM INGENIEUR at the University of Ulm, Germany.

     RENATO GONCALVES DIAS, 48, joined the Company in 1994 and has been Vice President for Latin American Sales since JULY 1999. Prior to joining the Company, Mr. Dias held positions in several Brazilian firms including SID Telecon, where he was a Cellular System Engineering Manager, and Avionics Systems, where he was a Commercial Manager in charge of sales of on-board avionics for commercial and military aircraft. Mr. Dias received his bachelors degree in engineering from the Institute of Technology of Aeronautics in Brazil and an M.A. in International Affairs from George Washington University.

     DAVID BREDENDICK, 33, joined the Company in 1996 and has served as its Vice President, Business Development since February 2000, and Regional Director, Asia from February 1996 to February 2000. Prior to joining the Company, Mr. Bredendick worked as a business development manager and system engineer at McDonnell Douglas. Mr. Bredendick has a B.S. from University of California, Los Angeles, and has an M.B.A. from the University of California, Irvine.

     GENE MEISTAD, 61, joined the Company in 1986 and has served as Vice President of Manufacturing since November 1999 and from FEBRUARY 1986 to November 1998. Prior to joining the Company, Mr. Meistad was Manager at Production Control at BASF, where he helped develop their manufacturing resource planning system. Prior to joining BASF, Mr. Meistad was a Materials Manager at Siemen's AG. Mr. Meistad attended Fullerton College and has served in the U.S. Armed Forces.

     PAUL PERSON, 53, joined the Company in 1985 and has served as its Chief Scientist since APRIL 1997. Mr. Person currently oversees the Company's operating systems and networking software. Prior to joining the Company, Mr. Person was a systems engineer at Teledyne Corp. and at Compucorp, Inc. Mr. Person attended the University of Minnesota and served in the US Air Force, where he worked on missile guidance electronics.

     Mr. Youssefzadeh and Mr. Youssefmir are cousins. There are no other family relationships between any director, executive officer or person nominated or chosen by the Registrant to become a director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon its review of the copies of reporting forms furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, executive officers and any persons holding 10% or more of the Registrant's common stock with respect to the Registrant's year ended December 31, 1999, were satisfied, except as follows:
Frank Connors filed a late Form 4 with respect to the sale of 20,000 shares of the Company's common stock in December 1999; and Claude Burgio filed a late form 3 with respect to becoming a director of the Company in September 1999.

ITEM 11--EXECUTIVE COMPENSATION

        The following table sets forth compensation received for the three years ended December 31, 1999, by the Company's Chief Executive Officer, Chairman and the four other most highly compensated executive officers of the Company serving at December 31, 1999 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION
                                               -----------------------------------
    NAME AND PRINCIPLE POSITION         YEAR    SALARY ($)   BONUS ($)    OTHER ($)    AWARDS OPTIONS (#)
-------------------------------------  ------  -----------  -----------  ----------   ---------------------
Emil Youssefzadeh....................   1999     299,905            0      33,020(7)                    0
   President and Chief                  1998     310,574            0      33,020(7)                    0
   Executive Officer                    1997     239,698            0      33,020(7)               10,000(10)

Frank Connors (1)....................   1999      12,267            0     141,600(8)               20,000
   Chairman of the Board                1998     206,092            0           0                       0
                                        1997     165,577            0           0                  15,000(10)

Joseph Wallace (2)...................   1999     148,700            0       1,600(9)               40,000
   Vice President, Finance &            1998     149,811       30,000(5)        0                       0
   Chief Financial Officer              1997      95,673            0           0                  25,000

Jacques Youssefmir (3)...............   1999     120,000       10,000       1,385(9)               20,000
   Vice President &                     1998      84,000       49,860(6)                           12,500(11)
   General Counsel

Renato  Goncalves Dias...............   1999     125,000            0       1,300(9)               23,000
   Vice President,                      1998     124,283        8,000           0                       0(11)
   Latin American Sales                 1997     114,613        7,000           0                  15,000(10)

Bernd Steinebrunner (4)..............   1999      34,102            0           0                  20,000
   Vice President, Product Management
     & Sales Engineering

--------------

(1) Mr. Connors served as acting President of the Company from March 1999 through September 1999.
(2)     Mr. Wallace commenced employment with the Company in March 1997.
(3)     Mr. Youssefmir commenced employment with the Company in April 1998.
(4)     Mr. Steinebrunner commenced employment with the Company in September
        1999.
(5) Represents bonus paid in connection with the sale of substantially all of the assets of Telecom Multimedia Systems, Inc., the Company's subsidiary, to Inter-Tel, Incorporated in June 1998.
(6) Comprised of (a) $6,000 sign on bonus and (b) $43,860 bonus paid in connection with the sale of substantially all of the assets of Telecom Multimedia Systems, Inc., the Company's subsidiary, to Inter-Tel, Incorporated in June 1998.
(7) Amounts represent automobile allowance and expenses paid by the Company for the benefit of Mr. Youssefzadeh.
(8) Represents (a) $100,000 paid to Mr. Connors in connection with his retirement as an officer in January 1999, (b) $25,000 paid to Mr. Connors while he served as acting President from March 1999 to September 1999, (c) $15,000 in directors fees and (d) $1,600 Company match under the Company's 401k plan.
(9)     Figures represent Company matches under the Company's 401k plan.
(10) Includes regrants to Mr. Youssefzadeh, Mr. Connors and Mr. Dias of 10,000 options, 15,000 options and 15,000 options, respectively, on March 20, 1997 in connection with the Company's option cancellation/regrant program
(11) During 1998, Mr. Youssefmir and Mr. Dias were granted options to purchase common stock of Direc-To-Phone International, Inc. (now SkyOnline, Inc.), the Company's then majority-owned subsidiary.

        Mr. Youssefmir and Mr. Dias were granted options to purchase 25,000 shares and 14,400 shares, respectively, of SkyOnline, Inc. common stock.


                        OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth information concerning individual grants of STM Wireless, Inc. stock options made during the fiscal year ended December 31, 1999, to each of the Named Executive Officers:

                                        % TOTAL                            POTENTIAL REALIZABLE
                                        OPTIONS                               VALUE AT ASSUMED
                          OPTIONS      GRANTED TO   EXERCISE               ANNUAL RATES OF STOCK
                          GRANTED     EMPLOYEES IN   PRICE     EXPIRATION    PRICE APPRECIATION
                NAME       (NO.)     FISCAL YR. (1) ($/SHARE)    DATE (2)    FOR OPTION TERM (3)
------------------------  ---------  -------------  ---------  ----------  ---------------------
                                                                            5% ($)       10% ($)
                                                                           -------      --------
Frank Connors...........  20,000              2.5 %  $5.375        1/8/09  $67,606      $171,327
Joseph Wallace..........  40,000              5.0 %   2.75        7/28/09   69,178       175,312
Jacques Youssefmir......  20,000              2.5 %   2.75        7/28/09   34,589        87,656
Renato Goncalves Dias...  23,000(4)           2.87%   2.696(4)         (4)  38,996        98,825
Bernd Steinebrunner.....  20,000              2.5 %   3.50        9/16/09   44,000       111,561

-------------

(1) Options to purchase an aggregate of 800,100 shares of Common Stock were granted to employees, including the named Executive Officers, during the year ended December 31, 1999.
(2) Options granted have a term of ten years, subject to earlier termination on certain events related to termination of employment or service to the Company.
(3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.
(4) Mr. Dias received stock options on two separate grant dates. Mr. Dias received 5,000 stock options at an exercise price of $2.50 per share on March 12, 1999. These options expire on March 12, 2009. Mr. Dias also received 18,000 options at an exercise price of $2.75 per share on July 28, 1999. These options expire on July 28, 2009.

        The following table sets forth information concerning exercises of stock options during the fiscal year ended December 31, 1999, by each of the named executive officers and the year-end value of unexercised options:

                                                                                                                   VALUES OF
                                                                                               NUMBER OF          UNEXERCISED
                                                                                              UNEXERCISED        IN-THE-MONEY
                                                                                            OPTIONS AT FISCAL     OPTIONS AT
                                                                                             YEAR END (NO.)      FISCAL END($)
                                                  SHARES ACQUIRED ON                         EXERCISABLE/        EXERCISABLE/
                     NAME                           EXERCISE (NO.)     VALUE REALIZED ($)    UNEXERCISABLE     UNEXERCISABLE(1)
------------------------------------------------  -------------------  -------------------  -----------------  ----------------
Emil Youssefzadeh..............................                     0                    0  10,000/0               0/0
Frank Connors..................................                     0                    0     15,000/20,000       0/$25,000
Joseph Wallace.................................                     0                    0     12,500/52,500       0/$155,000
Jacques Youssefmir.............................                     0                    0      2,500/30,000       0/$77,500
Renato Dias....................................                     0                    0      7,500/30,500       0/$90,375
Bernd Steinebrunner............................                     0                    0          0/20,000       0/$62,500

---------------

(1) Value is based on fair market value of Common Stock as of December 31, 1999 stock market close minus the exercise price or base price of "in-the-money" options. The closing sales price for the Company's Common Stock as of December 31, 1999 on the NASDAQ Stock Market was $6.625.

DIRECTORS' FEES

        Each of the outside directors receives an annual retainer at the rate of $15,000 for services rendered in his or her capacity as a director of the Company. Accordingly, during 1999, Mr. Connors received $15,000; Mr. Gambaro received $15,000; and Mr. Burgio received $ 3,750 (as he joined the Company's Board in September of 1999) for their services as outside directors of the Company. The Company's outside directors also receive options to purchase 20,000 shares of the Company's common stock upon joining the Company's board, with an exercise price equal to the fair market value of the common stock at the time of grant. The Company's outside directors were also reimbursed for expenses incurred for meetings of the Board of Directors which they attended.

RETIREMENT OF MR. CONNORS

        In 1999, Mr. Connors retired from his position as an executive officer of the Company, at which time, the Company granted Mr. Connors a retirement package which consists of (a) $100,000 and (b) retention, at the Company's expense, of medical and health benefits for Mr. Connors and his dependents through 1999. Mr. Connors also received $25,000 in connection with his services to the Company as Acting President from March 1999 through September 1999. In addition, as long as Mr. Connors remains on the Company's Board of Directors, he will be entitled to the same remuneration as the other outside directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Company's Board of Directors consists of three members. During the year ended December 31, 1999, Dr. Gambaro, Lawrence
D. Lenihan, Jr. and Guy W. Numann were members of the Compensation Committee until the annual meeting of the stockholders of the Company in September of 1999. Following the annual meeting of the stockholders of the Company, the Compensation Committee was comprised of Dr. Gambaro, Mr. Connors and Mr. Burgio. Mr. Connors served as acting President of the Company from March 1999 to September 1999 and President of SkyOnline from January 1998 to January 1999.

             REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

     The following report is submitted by the Compensation and Stock Option Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation and Stock Option Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 1999.

     The Compensation and Stock Option Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's senior management and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The Compensation Committee of the Company's Board of Directors consists of three members. During the year ended December 31, 1999, Dr. Gambaro, Lawrence D. Lenihan, Jr. and Guy
W. Numann were members of the Compensation Committee until the annual meeting of the stockholders of the Company in September of 1999. Following the annual meeting of the stockholders of the Company, the Compensation Committee was comprised of Dr. Gambaro, Mr. Connors and Mr. Burgio.

COMPENSATION POLICIES AND OBJECTIVES

     In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Compensation and Stock Option Committee is guided by three basic principles:

     o The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel.

     o Annual executive compensation in excess of base salaries should be tied to individual and Company performance.

     o The financial interests of the Company's executive officers should be aligned with the financial interest of the stockholders, primarily through stock option grants which reward executives for improvements in the market performance of the Company's Common Stock.

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

FISCAL YEAR 1999 COMPENSATION

     The salaries of the Named Executive Officers generally decreased over the salaries paid in fiscal 1998, primarily as a result of cost cutting measures the Company took in 1999. Since the Company did not meet the earnings goals established for the year, no bonus payments were made to any of the Named Executive Officers for the year ended December 31, 1999 except for Mr. Youssefmir who received a bonus of $10,000.

     The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers for fiscal 2000 will exceed the $1 million limit per officer. The Company's Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan--1992 is structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

                                             The Compensation Committee of the
                                             Board of Directors

                                             Dr. Ernest U. Gambaro
                                             Frank Connors
                                             Claude Burgio

                             STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return of the S&P Communications-Equipment/Manufacturer Index and the NASDAQ Stock Market--US Index for the period commencing December 31, 1994 and ended on December 31, 1999.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
         AMONG STM WIRELESS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                  AND THE S & P COMMUNICATIONS EQUIPMENT INDEX


                        [PERFORMANCE CHART APPEARS HERE]

                                 12/94      12/95    12/96    12/97    12/98   12/99
                                 -----      -----    -----    -----    -----   -----
STM Wireless, Inc.                100        131       47       58       32      45
Nasdaq Stock Market (U.S.)        100        141      174      213      300     542
S&P Communications Equipment      100        150      175      228      402     883


* $100 INVESTED ON 12/31/94 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING DECEMBER 31.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth below is certain information as of March 22, 2000, regarding the beneficial ownership of the Company's common stock by (i) any person who was known by the Company to own more than 5% of the voting securities of the Company, (ii) each of the directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Registrant's Common Stock listed below have sole investment and voting power with respect to such shares, subject to applicable community property laws.


        FIVE PERCENT SHAREHOLDERS, DIRECTORS,            AMOUNT AND NATURE
              NAMED EXECUTIVE OFFICERS                     OF BENEFICIAL        PERCENT OF
   AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP           OWNERSHIP            CLASS
------------------------------------------------------  --------------------  ---------------

Emil Youssefzadeh (1)................................             1,336,755             18.5%
   STM Wireless, Inc.
   One Mauchly
   Irvine, California 92618

Dimensional Fund Advisors, Inc. (2)..................               430,500              6.0%
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA 90401

Pequot Capital Management, Inc(3)....................               426,000              5.9%
   c/o David J. Malat
   500 Nyala Farm Road, Westport, CT 06880

Frank Connors.................................... (4)               178,080              2.5%

Mark Shahriary.......................................                12,000                *

Dr. Ernest U. Gambaro............................ (5)                15,000                *

Claude Burgio........................................                     0                *

Joseph Wallace................................... (6)                18,750                *

Jacques Youssefmir............................... (7)                 5,000                *

Renato Goncalves Dias............................ (8)                11,250                *

Bernd Steinebrunner..................................                     0                *

All Directors and Executive Officer as a group
     (9 persons) (1)(4)(5)(6)(7)(8)                               1,576,835             21.8%
---------------------------------


*     Less than 1%
 (1) Includes 249,000 and 244,020 shares held by Kamil Youssefzadeh and Shafig Youssefzadeh, respectively, who are brothers of Emil Youssefzadeh, for which Emil Youssefzadeh has voting rights. Accordingly, Emil Youssefzadeh is deemed to share beneficial ownership of these shares. Further, includes 10,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.
 (2) According to a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over 430,500 shares of common stock of the

      Company that are owned the Funds. All such securities are owned by the Funds and Dimensional disclaims beneficial ownership of such securities.
 (3) Based on a report filed with the Securities and Exchange Commission on March 21, 2000.
 (4) Inclusive of 20,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.
 (5) Inclusive of 15,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.
 (5) Inclusive of 18,750 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.
 (6) Inclusive of 5,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.
 (7) Inclusive of 11,250 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.
 (8) Inclusive of 3,750 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company continues to contract with Gulf Communications International, Inc. ("GCI") in the normal course of business to provide installation services. Until June 1998, Jack Acker, the president of the Company's Network Systems Division from January 1998 to March 1999 and a member of the Company's Board of Directors from September 1998 to March 1999, served as the Chairman of the Board of GCI and was a 50% owner of GCI. Total purchases by the Company from GCI were approximately $327,000, $921,000 and $720,000 in 1999, 1998 and 1997,
respectively.

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

      In March 1998, the Company completed a $10 million equity offering of shares of the Company and Direc-To-Phone International, Inc. (subsequently renamed SkyOnline, Inc.), the Company's former subsidiary, to two funds managed by Pequot Capital Management, Inc. Through the transaction, Pequot also acquired 571,429 shares in the Company. In June 1999, Pequot purchased additional SkyOnline shares from the Company for $2.5 million. Lawrence Lenihan, a principal of Pequot, was a member of the board of directors of the Company from September 1998 to March 2000.

      The Company has entered into a product supply agreement with SkyOnline pursuant to which the Company is required to offer SkyOnline certain product at the lowest price available to the Company's other customers. Claude Burgio, a member of the Company's Board of Directors since September 1999, is SkyOnline's chief executive officer and chairman of the board.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

(1) FINANCIAL STATEMENTS: THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, ARE INCORPORATED BY REFERENCE UNDER PART II, ITEM 8 HEREIN.

                                                                          PAGE
Consolidated Balance Sheets as of December 31, 1999 and 1998.............  28
Consolidated Statements of Operations for the Years Ended December 31,
1999, 1998 and 1997......................................................  29
Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997.........................................  30
Consolidated Statements of Cash Flows for the Years Ended December 31,
1999, 1998 and 1997......................................................  31
Notes to Consolidated Financial Statements..............................   33
Independent Auditors' Report............................................   27


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

     (3) EXHIBITS

     EXHIBIT NO.                         DESCRIPTION                    REPORT
     -----------                         -----------                    ------
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

    10.4* Form of Indemnification Agreement between Registrant and its directors

    10.16** Federal Communication Commission authorization and order. File Nos. 2061/2062-DSE-P/L84 and 3379/3380-DSE-P/L84.

    10.21****    1994 Stock Option Plan for Non-Employee Directors

    10.22*****   Stock Purchase Agreement between STM Wireless, Inc.
                 and REMEC, Inc. dated March 31, 1996

    10.31******  Loan and Security Agreement, dated March 27, 2000, by and between STM Wireless, Inc. and the CIT Group/Business Credit, Inc.

    10.32******  Loan Agreement dated September 29, 1999, by and between
                 STM Wireless, Inc. and the Zapara Family Trust u/d/t dated March 4, 1982.

  ******  21.            Subsidiaries of Registrant

  ******  23.1           Consent of KPMG LLP

  ******  27.1           Financial Data Schedule

                         Year Ended 1999


---------------

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

  ******  Filed herewith.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


     EXHIBIT NO.                         DESCRIPTION                    REPORT
     -----------                         -----------                    ------

    10.1    Satellite Technology Management, Inc. Incentive Stock
            Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1992 (the "Plan").*

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

Dated: March 30, 2000

                                STM WIRELESS, INC.

                                By: /s/   EMIL YOUSSEFZADEH
                                    -----------------------------------
                                    Emil Youssefzadeh
                                    President & Chief Executive Officer


                                By:  /s/   JOSEPH WALLACE
                                    -----------------------------------
                                    Joseph Wallace
                                    Vice President, Finance, Chief Financial
                                    Officer and Principal Accounting Officer

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

               SIGNATURE                                     TITLE                                        DATE
         /s/ EMIL YOUSSEFZADEH             Chief Executive Officer and Director                       March 30, 2000
----------------------------------------
           Emil Youssefzadeh

         /s/ JOSEPH J. WALLACE             Vice President, Finance, Chief Financial Officer           March 30, 2000
----------------------------------------   and Principal Accounting Officer
           Joseph J. Wallace

         /s/ FRANK T. CONNORS              Chairman of the Board                                      March 30, 2000
----------------------------------------
           Frank T. Connors

           /s/ CLAUDE BURGIO               Director                                                   March 30, 2000
----------------------------------------
             Claude Burgio

          /s/ MARK SHAHRIARY               Director                                                   March 30, 2000
----------------------------------------
            Mark Shahriary

       /s/ DR. ERNEST U. GAMBARO           Director                                                   March 30, 2000
----------------------------------------
         Dr. Ernest U. Gambaro