Form 10-Q
period 2000-03-31
STM WIRELESS INC
filed 2000-05-19
CIK 765414

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

{X} Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934
                       FOR THE PERIOD ENDED MARCH 31, 2000

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

Yes               No

 X                ___
---

As of May 15, 2000, there were 7,145,225 shares of Common Stock, $0.001 par value per share, outstanding.

                               STM WIRELESS, INC.
                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets at March 31, 2000
                 and December 31, 1999.........................................3

                 Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2000 and March 31, 1999...4

                 Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and March 31, 1999.........5

                 Notes to Condensed Consolidated Financial Statements.......6-10


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................11-15

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK............................................15

PART II. OTHER INFORMATION....................................................17

           ITEM 1.         LEGAL PROCEEDINGS
           ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION (ITEM 1 - FINANCIAL STATEMENTS)

                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                         MARCH 31, 2000             DECEMBER 31, 1999
                                                                         --------------             -----------------
Current assets:
      Cash and cash equivalents                                           $    8,593                  $     4,441
      Restricted cash and short-term investments                               2,707                        2,615
      Accounts receivable, net                                                 7,508                        7,841
      Inventories, net                                                        10,827                       11,069
      Prepaid expenses and other current assets                                  462                          250
                                                                          ----------                  -----------
                   Total current assets                                       30,097                       26,216

Property & equipment, net                                                      7,732                        7,964
Equity and other investments                                                     157                          157
Other assets                                                                     173                          141
                                                                          ----------                  -----------
                                                                          $   38,159                  $    34,478
                                                                          ==========                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                               $    3,497                  $     2,000
      Current portion of long-term debt                                          523                          542
      Accounts payable                                                         4,569                        5,967
      Accrued liabilities                                                      4,614                        4,214
      Customer deposits and deferred revenue                                      10                            7
      Income taxes payable                                                       490                          490
                                                                          ----------                  -----------
                   Total current liabilities                                  13,703                       13,220
Long-term debt                                                                 6,972                        7,049
Other long-term liabilities                                                      762                          762
Stockholders' equity:
      Preferred stock, $0.001 par value; 5,000,000 shares
         authorized, none issued or outstanding                                   --                           --
      Common stock, $0.001 par value; 20,000,000 shares
       authorized; issued and outstanding 7,144,225 shares
       at March 31, 2000 and 7,042,204 at December 31, 1999                       7                            7
      Additional paid in capital                                              38,878                       38,140
      Accumulated deficit                                                   (22,163)                      (24,700)
                                                                          ----------                  -----------
                   Total stockholders' equity                                16,722                       13,447
                                                                          ----------                  -----------
                                                                          $   38,159                  $    34,478
                                                                          ==========                  ===========



     See accompanying notes to condensed consolidated financial statements.

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        For the three months
                                                                                          ended March 31,
                                                                                    2000                       1999
                                                                                    ----                       ----
Revenues:
       Products                                                                  $    3,235                $    2,626
       Services                                                                         582                       465
                                                                                 ----------                ----------
               Total revenues                                                         3,817                     3,091
Cost of revenues:
       Products                                                                       2,019                     3,334
       Services                                                                         504                     1,086
                                                                                 ----------                ----------
               Total cost of revenues                                                 2,523                     4,420

Gross profit (loss)                                                                   1,294                    (1,329)
Operating costs and other operating items:
       Selling, general & administrative expenses                                     1,347                     3,010
       Research & development                                                         1,262                     1,516
       Recovery of note receivable from affiliate                                    (3,175)                       --
       Restructuring costs                                                               --                       617
                                                                                 ----------                ----------
               Total                                                                   (566)                    5,143

Operating income (loss)                                                               1,860                    (6,472)

      Other income                                                                       --                        67
      Gain on disposal of affiliate                                                     575                        --
      Foreign currency devaluation costs                                                  6                    (1,554)
      Interest income                                                                   257                       266
      Interest expense                                                                 (161)                     (511)
                                                                                 ----------                ----------
Income (loss) before income taxes and minority interest                                2,537                   (8,204)
      Income tax expense                                                                  --                       --
                                                                                 -----------               ----------
Income (loss) before minority interest                                                 2,537                   (8,204)
      Minority interest expense                                                           --                     (150)
      Equity in net loss of unconsolidated affiliate                                      --                     (109)
                                                                                 -----------               ----------
Net income (loss)                                                                $     2,537               $   (8,463)
                                                                                 ===========               ==========
Net income (loss) per common share:

        BASIC                                                                    $      0.36               $    (1.20)
                                                                                 ===========               ==========
        DILUTED                                                                  $      0.33               $    (1.20)
                                                                                 ===========               ==========
Common shares used in computing per share amounts:
        BASIC                                                                          7,095                    7,042
        DILUTED                                                                        7,595                    7,042


      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Three Months
                                                                                      Ended March 31,
                                                                                2000                  1999
                                                                                ----                  ----
Net cash provided by operations                                              $     1,743          $        96
                                                                             -----------          -----------

Cash flows from investing activities:
        Net decrease in short-term investments                                        --                  494
        Increase in restricted assets                                                (92)              (1,034)
        Acquisition of property and equipment                                       (144)                (164)
        Equity and other investments                                                  --                 (827)
        Cash proceeds from disposal of affiliate                                     575                   --
                                                                             -----------          -----------
Net cash provided by (used in) investing activities                                  339               (1,531)
                                                                             -----------          -----------

Cash flows from financing activities:

        Proceeds from exercise of stock options                                      644                   --
        Net increase in short-term borrowings                                      1,497                   --
        Increase (repayment) of long-term debt                                       (77)                  23
                                                                             -----------          -----------
Net cash provided by financing activities                                          2,064                   23
                                                                             -----------          -----------

Effect of exchange rate changes on cash and cash
  equivalents                                                                          6                 (734)
Net increase (decrease) in cash and cash equivalents                               4,152               (2,146)
Cash and cash equivalents at beginning of period                                   4,441               11,016
                                                                             -----------          -----------
Cash and cash equivalents at end of period                                   $     8,593          $     8,870
                                                                             ===========          ===========

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

          These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments necessary (consisting only of normal accruals), in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

          The results for the three months ended March 31, 1999, include the results of Direc-To-Phone International, Inc. ("DTPI"). As a result of STM reducing its ownership in DTPI in June 1999, the Company discontinued consolidating the results of DTPI from that date. See note 6.

          The results of operations for the current interim period are not necessarily indicative of the results to be expected for the current year.

          Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is on file with the SEC.

2.   INVENTORIES:

          Inventories are summarized as follows:

                                      MARCH 31, 2000        DECEMBER 31, 1999
                                      --------------        -----------------

     Raw materials                   $      5,231              $      6,091
     Work in process                        2,670                       590
     Finished goods                         2,926                     4,388
                                     ------------              ------------
                                     $     10,827              $     11,069
                                     ============              ============

3.       NET INCOME (LOSS) PER SHARE:

                                                                                  Three Months Ended March 31,
                                                                                  2000                     1999
                                                                                  ----                     ----

         Net income (loss)                                                     $     2,537              $  (8,463)
                                                                               ===========              =========

         BASIC:
         Weighted average common shares outstanding used
              in computing basic net income (loss) per share                         7,095                  7,042
                                                                               ===========              =========
         Basic net income (loss) per share                                     $      0.36                  (1.20)
                                                                               ===========              =========

         DILUTED:
         Weighted average common shares outstanding                                  7,095                  7,042
         Dilutive options outstanding                                                  500                      -
                                                                               -----------             ----------
         Shares used in computing diluted net income (loss) per share
                                                                                     7,595                  7,042
                                                                               ===========              ==========
         Diluted net income (loss) per share                                   $      0.33              $   (1.20)
                                                                               ===========              ==========

                  At March 31, 2000, options to purchase 77,150 shares of common stock were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. Options to purchase 1,392,598 shares of common stock were outstanding at March 31, 1999, and were excluded from the computation of diluted net loss per share as the effect would have been antidilutive.

4.       NEW ACCOUNTING STANDARDS:

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

                  In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective April 1, 2000. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company believes that adoption of SAB No. 101 will have no material impact on its financial statements.

5.   GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION:

          The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

         Revenues by geographic area:                               Three Months Ended March 31,
                                                                   2000                    1999
                                                                   ----                    ----
         Total:                                                       (dollars in thousands)

              United States                                      $  1,486                $    150
              Asia                                                  1,035                     890
              Latin & South America                                   732                   1,365
              Africa & Middle East                                    401                     611
              Europe                                                  163                      75
                                                                 --------                --------
           Total revenues                                        $  3,817                $  3,091
                                                                 ========                ========

                                                                    Three Months Ended March 31,
         Products:                                                 2000                    1999
                                                                   ----                    ----
              United States                                      $  1,382                $     67
              Asia                                                    843                     737
              Latin & South America                                   579                   1,232
              Africa & Middle East                                    368                     574
              Europe                                                   63                      16
                                                                 --------                --------
          Total                                                  $  3,235                $  2,626
                                                                 ========                ========

                                                                    Three Months Ended March 31,
         Services:                                                 2000                    1999
                                                                   ----                    ----
              United States                                      $    104                $     83
              Asia                                                    192                     153
              Latin & South America                                   153                     133
              Africa & Middle East                                     33                      37
              Europe                                                  100                      59
                                                                 --------                --------
          Total                                                  $    582                $    465
                                                                 ========                ========

          Product sales to DTPI for the three months ended March 31, 2000, were approximately $1,013,000. DTPI revenues for the three months ended March 31, 1999, were approximately $990,000. (See notes 1 and 6).

                                                                      Three Months Ended March 31,
         Operating income (loss) by geographic area:                 2000                    1999
                                                                     ----                    ----
              United States                                        $ 1,759               $ (4,928)
              Asia                                                      41                   (208)
              Latin & South America                                     60                 (1,336)
              Africa & Middle East                                      --                     --
              Europe                                                    --                     --
                                                                   -------               --------
          Total                                                     $1,860               $ (6,472)
                                                                   =======               ========

     Operating income for the three months ended March 31, 2000 includes the recovery of a note receivable of $3,175,000 that has been included as part of operating income for the United States. See note 6.

     The operating loss for DTPI for the three months ended March 31, 1999, was approximately $2,200,000.

                                                                        March 31,        December 31,
         Identifiable assets by geographic area:                          2000               1999
                                                                          ----               ----
              United States                                             $33,128           $ 32,220
              Asia                                                        1,054                926
              Latin & South America                                       3,977              1,332
              Africa & Middle East                                           --                 --
              Europe                                                         --                 --
                                                                       --------           --------
          Total                                                        $ 38,159           $ 34,478
                                                                       ========           ========

6. RECOVERY OF NOTE RECEIVABLE FROM AFFILIATE AND GAIN ON DISPOSAL OF AFFILIATE:

          On March 28, 2000, DTPI completed a $45 million financing which reduced STM's ownership to approximately 15% of DTPI on a fully diluted basis. Coinciding with this financing, STM received $3,750,000 in cash from DTPI representing a partial repayment of a $7,500,000 note receivable from DTPI. The remaining balance of the note receivable, which is fully reserved, will be converted into preferred stock of DTPI, 60 days after the close of the financing.

          The $7,500,000 note receivable from DTPI was fully reserved through a combination of the Company's equity interest in the losses of DTPI recorded through June 17, 1999, and additional provisions effectively made at the date of deconsolidation on June 17, 1999. The total recovery on the note of $3,750,000 is reflected on two line items in the income statement:
     $3,175,000 is shown in operating income as a "Recovery of note receivable from affiliate; and $575,000 is reflected as non-operating income under the caption "Gain on disposal of affiliate". The portion treated as "Gain on disposal of affiliate" was the portion of the reserve that was effectively established at the date of deconsolidation. The remaining portion was reported as operating income as the reserve against the note through June 17, 1999, was originally recorded through losses from operations.

7.   SHORT-TERM BORROWINGS:

          On March 27, 2000, the Company completed a new revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements.

          Availability to borrow the $2,800,000 is based upon a percentage of eligible inventory and accounts receivable. Borrowings under the line of credit at March 31, 2000, were approximately $1,500,000. The lender was granted a security interest in substantially all of the Company's assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL:

     STM Wireless, Inc. (the "Company" or "STM"), founded in 1982, is a developer, manufacturer, supplier and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software. The Company's proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia.

         RESULTS OF OPERATIONS:

     The results of operations for the three months ended March 31, 1999 include the results of DTPI, the Company's former subsidiary.

     Total revenues were $3,817,000 for the three-month period ended March 31, 2000, compared to $3,091,000 for the corresponding period of 1999, an increase of 23%. Product revenues were $3,235,000 for the three-month period ended March 31, 2000, compared to $2,626,000 for the corresponding period in 1999, an increase of 23%. Service revenues were $582,000 for the three-month period ended March 31, 2000, compared to $465,000 for the corresponding period of 1999, an increase of 25%.

     Product revenues for the three months ended March 31, 2000 included approximately $1,013,000 of sales to DTPI. Product revenues for the three months ended March 31, 1999 included sales of approximately $990,000 by DTPI.

     Service revenues for the three months ended March 31, 2000 were positively impacted by an increased number of projects earning service revenues in 2000 compared to the corresponding period of 1999. However, the level of service revenue can vary period on period, depending upon the level of service revenue for a given project.

     The 23% increase in total revenues for the three months ended March 31, 2000 compared to the corresponding period of 1999 is the first quarter on quarter increase in revenues that the Company has achieved since the fourth quarter of 1998. However, due to the low level of revenues in both the three months ended March 31, 2000 and 1999, and the fact that revenues in the three months ended March 31, 2000 are lower than the revenues earned in the three months ended December 31, 1999, it is premature to conclude if this is a trend that the Company can continue in future quarters. In addition, the Company's revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects.

     The total gross profit margin in the three-month period ended March 31, 2000 was 34% compared to negative 43% for the comparable period in 1999. Excluding DTPI, the gross profit for the three months ended March 31, 1999 would have been negative 9%. Product gross profit margin in the three-month period ended March 31, 2000 was 38% compared to negative 6% for the comparable period in 1999 excluding DTPI. The improved product gross profit percentage in 2000 reflects higher margins earned on sales of the Company's lower cost products, a reduced level of relatively fixed costs associated with program management, as well as a higher factory throughput compared with the corresponding period of the prior year. The service gross profit in the three months ended March 31, 2000 was 13% compared with negative 20% for the three months ended March 31, 1999 excluding DTPI and reflects a relatively lower level of spares amortization and customer support costs in 2000. The decrease in program management and customer service costs in 2000 compared to 1999 is primarily due to the cost reduction program that the Company implemented in the first and second quarters of 1999.

     Selling, general and administrative expenses (SG&A) for the three-month period ended March 31, 2000 decreased by $1,663,000 to $1,347,000 or 35% of revenues, from $3,010,000, or 97% of revenues, in the corresponding period of 1999. Excluding DTPI in 1999, SG&A would have been $2,233,000. The decrease in SG&A in 2000 compared to 1999 was primarily due to the cost reduction programs implemented by the Company in the first and second quarters of 1999.

     Research and development (R&D) expenses for the three-month period ended March 31, 2000 decreased to $1,262,000, or 33% of total revenues, from $1,516,000, or 49% of total revenues, in the corresponding period of 1999. The decrease in R&D costs compared to the corresponding period of the prior year reflects cost reductions arising due to completion of the development of the Company's low cost SpaceWeb and SES products.

     The recovery of the note receivable from affiliate of $3,175,000 relates to the $3,750,000 received from DTPI as a result of DTPI's recent financing. See note 6 to the condensed consolidated financial statements. $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the three months ended March 31, 2000.

     The restructuring costs of $617,000 recognized in the three months ended March 31, 1999, comprised severance costs associated with approximately 30 terminated employees, the write-off of assets in the Company's Brazilian subsidiary and an accrual for the estimated costs associated with lease commitments, a certain portion of which had been determined to be in excess of current requirements. All restructuring related accruals had been paid as of December 31, 1999.

     The foreign currency devaluation costs of $1,554,000 recognized in the three months ended March 31, 1999, arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company had negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer had partially compensated the Company for the reduction in the value of the Brazilian Real). The Company reduced its exposure to foreign currency losses subsequent to March 31, 1999.

     Interest income decreased by $9,000 to $257,000 for the three-month period ended March 31, 2000, compared with $266,000 for the three-month period ended March 31, 1999. Excluding DTPI from 1999, interest income would have increased by $134,000 in 2000 compared to 1999. The increase in interest income excluding DTPI was primarily due to interest earned and recognized on the note receivable from DTPI (see note 6 to the condensed consolidated financial statements) in 2000 compared to 1999 as a result of STM deconsolidating DTPI in June 1999. In 1999, the interest on such note was eliminated on consolidation.

     Interest expense decreased by $350,000 to $161,000 for the three-month period ended March 31, 2000, over the three-month period ended March 31, 1999. The decrease was primarily due to a lower average level of short-term borrowings in 2000 as compared to 1999 as a result of the Company fully repaying its line of credit with its former lender in December 1999, partially offset by a higher level of long term debt as a result of the Company refinancing its corporate headquarters in the fourth quarter of 2000.

     The absence of a tax provision in 2000 is due to continued prior year net operating losses available to the Company to offset current year income. No tax provision was recorded in 1999 due to losses in the period.

     The minority interest charge in 1999 relates to accrued dividends on the mandatory redeemable shares issued in March 1998 by DTPI. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

     The equity in the net loss of unconsolidated affiliate in 1999 represented the Company's share of the losses of DTPI's Venezuelan affiliate which was accounted for under the equity method. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

LIQUIDITY AND CAPITAL RESOURCES:

     On March 27, 2000, the Company completed a new revolving line of credit facility of approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. Borrowings under this line of credit at March 31, 2000 were approximately $1,500,000.

     Coinciding with the DTPI financing, the Company received $3,750,000 from DTPI in cash representing 50% of a note receivable of $7,500,000 due from DTPI. See note 6 to the condensed consolidated financial statements.

     For the first three months of 2000, the Company had positive cash flows from operating activities of $1,743,000, compared to $96,000 in the same period of 1999. The positive cash flows in 2000 are primarily due to the $3,175,000 portion of the $3,750,000 note recovery from DTPI shown as operating income partially offset by a decrease in accounts payable and losses for the period.

     Cash flows from investing activities in the first three months of 2000 totaled $339,000, comprising an increase in restricted cash and short-term investments, the acquisition of property plant and equipment offset by the $575,000 non operating cash proceeds from DTPI.

     Cash provided by financing activities during the first three months of 2000 totaled $2,064,000, comprising an increase in short term borrowings under the new line of credit, proceeds from the issuance of stock upon the exercise of stock options partially offset by repayments of long-term debt.

     Overall, the Company's cash and cash equivalents totaled $8,593,000 at March 31, 2000, as compared to $4,441,000 at December 31, 1999.

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

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective April 1, 2000. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company believes that adoption of SAB No. 101 will have no material impact on its financial statements.

YEAR 2000:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, prior to the devaluation of the Brazilian currency in January 1999, the Company had generated revenues in Brazil based in the local currency of Brazil. While the contracts relating to such arrangements generally contained provisions that called for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions that tie payments to foreign currency rates. The Company, therefore, whenever possible, negotiates sales from Brazilian customers in U.S. dollars to avoid any uncertainty as to the value of receivables although there are certain remaining foreign currency denominated balances of approximately $800,000. The Company's interest income and expense is sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents and the interest expense on the Company's debt.

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

OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S FOR 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed a report on Form 8-K on February 11, 2000 in which the Company announced the election of Dr. Mark Shahriary to its Board of Directors and the resignation of Laurance D. Lenihan Jr. as a director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STM Wireless, Inc.

Date:  May 19, 2000                  By:       JOSEPH WALLACE
                                         --------------------
                                           Joseph Wallace
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)