Form 10-Q
period 2000-06-30
STM WIRELESS INC
filed 2000-08-14
CIK 765414

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-19923

                                 --------------

                               STM WIRELESS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                            95-3758983
             (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

            ONE MAUCHLY, IRVINE, CALIFORNIA                     92618
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (949) 753-7864
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the last 90 days. Yes |X|       No |_|


         As of August 4, 2000, there were 7,247,475 shares of Common Stock, $0.001 par value per share, outstanding.


================================================================================
                                       1 of 1

                               STM WIRELESS, INC.
                                      INDEX


                                                                                                               PAGE
                                                                                                               ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets at June 30, 2000
                  and December 31, 1999.....................................................................      3

                  Condensed Consolidated Statements of Operations for the
                  three and six-month periods ended June 30, 2000 and June 30, 1999.........................      4

                  Condensed Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 2000 and June 30, 1999.......................................      5

                  Notes to Condensed Consolidated Financial Statements......................................   6-10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................................................  10-14

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................................................     15


PART II. OTHER INFORMATION..................................................................................     16

         ITEM 1.  LEGAL PROCEEDINGS
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION (ITEM 1 - FINANCIAL STATEMENTS)

                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                        JUNE          DECEMBER
                                                                                      30, 2000        31, 1999
                                                                                     ------------   -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................    $     6,893    $      4,441
     Restricted cash and short-term investments..................................          2,379           2,615
     Accounts receivable, net....................................................          4,685           7,841
     Inventories, net............................................................         11,843          11,069
     Prepaid expenses and other current assets...................................            436             250
                                                                                     ------------   -------------
         Total current assets....................................................         26,236          26,216

Property & equipment, net........................................................          7,582           7,964
Equity and other investments.....................................................            157             157
Other assets.....................................................................            155             141
                                                                                     ------------   -------------
                                                                                     $    34,130    $     34,478
                                                                                     ===========    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings.......................................................   $      3,365    $      2,000
     Current portion of long-term debt...........................................            287             542
     Accounts payable............................................................          3,997           5,967
     Accrued liabilities.........................................................          2,690           4,214
     Customer deposits and deferred revenue......................................             32               7
     Income taxes payable........................................................            503             490
                                                                                    -------------   -------------
         Total current liabilities...............................................         10,874          13,220
Long-term debt...................................................................          6,909           7,049
Other long-term liabilities......................................................            762             762
Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares
       authorized, none issued or outstanding....................................             --              --
     Common stock, $0.001 par value; 20,000,000 shares
       authorized; issued and outstanding 7,147,475 shares
       at June 30, 2000 and 7,042,204 at December 31, 1999.......................              7               7
     Additional paid in capital..................................................         38,883          38,140
     Accumulated deficit.........................................................        (23,305)        (24,700)
                                                                                    -------------   -------------
         Total stockholders' equity..............................................         15,585          13,447
                                                                                    -------------   -------------
                                                                                    $     34,130    $     34,478
                                                                                    =============   =============

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                STM WIRELESS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,               ENDED JUNE 30,
                                                                     2000           1999          2000            1999
                                                                     ----           ----          ----            ----
Revenues:
       Products..............................................     $   2,815       $   5,517     $  6,050      $   8,143
       Services..............................................           282             465          864            930
                                                                  ---------       ---------     --------      ---------
               Total revenues................................         3,097           5,982        6,914          9,073
Cost of revenues:
       Products..............................................         1,548           3,380        3,567          6,714
       Services..............................................           490             767          884          1,853
                                                                  ---------       ---------     --------      ---------
               Total cost of revenues........................         2,038           4,147        4,451          8,567

Gross profit.................................................         1,059           1,835        2,463            506
Operating costs and other operating items:
       Selling, general & administrative expenses............         1,651           2,356        2,998          5,366
       Research & development................................         1,410           1,208        2,782          2,724
       Restructuring costs...................................             -             425            -          1,042
       Recovery of note receivable from affiliate............             -               -       (3,175)             -
                                                                  ---------       ---------     ---------     ---------
               Total.........................................         3,061           3,989        2,605          9,132
Operating loss...............................................        (2,002)         (2,154)        (142)        (8,626)
       Other income (expense)................................             -              (5)           -             62
       Foreign currency devaluation costs....................          (263)           (308)        (257)        (1,862)
       Gain on sale of assets................................           840           2,964          840          2,964
       Gain on disposal of affiliate.........................           440               -        1,015              -
       Interest income.......................................           165             251          422            517
       Interest expense......................................          (272)           (305)        (433)          (816)
                                                                   --------       ---------     --------      ---------

Income (loss) before income taxes and minority interests.....        (1,092)            443        1,445         (7,761)
       Income tax expense....................................           (50)              -          (50)             -
                                                                   ---------      ---------     ---------     ---------
Income (loss) before minority interests......................        (1,142)            443        1,395         (7,761)
       Equity in net income (loss) of unconsolidated
       affiliate.............................................             -              50            -            (59)
       Minority interests....................................             -            (125)           -           (275)
                                                                   --------       ---------     --------      ---------
Net income (loss)............................................      $ (1,142)      $     368     $  1,395      $  (8,095)
                                                                   ========       ==========    ========      ==========

Net income (loss) per common share:
        BASIC................................................      $  (0.16)      $    0.05     $   0.20      $   (1.15)
        -----                                                      ----------     ---------     --------      ----------
        DILUTED..............................................      $  (0.16)      $    0.05     $   0.19      $   (1.15)
        -------                                                    ==========     =========     ========      ==========

Common shares used in computing per share amounts:
        BASIC................................................         7,145           7,042        7,120          7,042
        -----
        DILUTED..............................................         7,145           7,129        7,479          7,042
        -------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                    2000                  1999
                                                                                    ----                  ----

Net cash used in operations.................................................   $      (59)           $   (1,905)
                                                                               ----------            ----------

Cash flows provided by investing activities:
        Proceeds from the sale of stock in DTPI.............................          440                 2,500
        Proceeds from repayment of note receivable DTPI, net................          575                 2,219
        Cash forfeited upon sale of DTPI....................................            -                (3,149)
        Equity investment in affiliate company..............................            -                (1,102)
        Decrease in restricted cash.........................................          236                    62
        Net decrease in short-term investments..............................            -                   354
        Acquisition of property, plant and equipment........................         (353)                 (263)
                                                                               ----------            ----------
Net cash provided by investing activities...................................          898                   621
                                                                               ----------            ----------

Cash flows from financing activities:
        Net decrease in long-term receivable................................            -                   790
        Proceeds from exercise of stock options.............................          650                     -
        Increases (repayments) of short-term borrowings.....................        1,365                (2,250)
        Proceeds from long-term leases......................................            -                    90
        Repayment of long-term debt.........................................         (395)                 (163)
                                                                               ----------            ----------
Net cash provided by (used in) financing activities.........................        1,620                (1,533)
                                                                               ----------            -----------

Effect of exchange rate on changes in cash and cash equivalents.............           (7)               (1,121)
Net increase (decrease) in cash and cash equivalents........................        2,452                (3,938)
Cash and cash equivalents at beginning of period............................        4,441                11,016
                                                                               ----------            ----------
Cash and cash equivalents at end of period..................................   $    6,893            $    7,078
                                                                               ==========            ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION:

       These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the "Company" or "STM") gives effect to all adjustments necessary (consisting only of normal accruals), in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

       The results for the three and six months ended June 30, 1999, include the results of Direc-To-Phone International, Inc. ("DTPI") through June 17, 1999. As a result of STM reducing its ownership in DTPI in June 1999, the Company discontinued consolidating the results of DTPI from that date.

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

2.     INVENTORIES:

       Inventories are summarized as follows:


                                                     JUNE 30,      DECEMBER
                                                      2000          31, 1999
                                                 -------------    ------------

       Raw materials...........................  $   6,127        $     6,091
       Work in process.........................      2,793                590
       Finished goods..........................      2,923              4,388
                                                 -------------    ------------
                                                 $  11,843        $    11,069
                                                 =============    ============

3.     NET INCOME (LOSS) PER SHARE:

                                                         THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                             2000           1999           2000           1999
                                                             ----           ----           ----           ----

       Net Income (loss)................................  $ (1,142)     $     368      $   1,395      $   (8,095)
                                                          ----------     ---------      ---------      -----------

       BASIC:
       Weighted average common shares
          outstanding used in computing basic
          net income (loss) per share...................     7,145          7,042          7,120           7,042
                                                          ---------      ---------      ---------      ----------

       Basic net income (loss) per share................  $  (0.16)      $   0.05       $   0.20       $   (1.15)
                                                          ---------      ---------      ---------      ----------

       DILUTED:
       Weighted average common shares
          outstanding...................................     7,145          7,042          7,120           7,042
       Dilutive options outstanding.....................         -             87            359               -
                                                          ---------      ---------      ---------      ----------
       Shares used in computing diluted net
          income (loss) per share.......................     7,145          7,129          7,479           7,042
                                                          ---------      ---------      ---------      ----------

       Diluted net income (loss) per share..............  $  (0.16)      $   0.05       $   0.19       $   (1.15)
                                                          ---------      ---------      ---------      ----------


       For the six months ended June 30, 2000, options to purchase approximately 200,000 shares of common stock were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months ended June 30, 2000, options to purchase approximately 1,117,000 shares of common stock were outstanding and were excluded from the computation of diluted net loss per share as the effect would be antidilutive. Options to purchase approximately 952,000 shares of common stock were outstanding for the six months ended June 30, 1999, and were excluded from the computation of diluted net loss per share as the effect would have been antidilutive.

4.     NEW ACCOUNTING STANDARDS:

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

       In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective October 1, 2000. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company believes that adoption of SAB No. 101 will have no material impact on its financial statements.

       In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material effect on the Company's financial position or results of operations.

5.     GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION:

       The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.


         REVENUES BY                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
         GEOGRAPHIC AREAS                                    JUNE 30,                          JUNE 30,
                                                       2000            1999             2000              1999
                                                       ----            ----             ----              ----
         Total:
              Latin & South America...........     $      265      $    3,569      $       997       $     4,934
              Africa & Middle East............            266             158              667               769
              Asia............................          2,102           1,395            3,137             2,285
              United States...................            432              60            1,918               210
              Europe..........................             32             800              195               875
                                                  -----------      ----------     ------------       -----------
         Total................................     $    3,097      $    5,982      $     6,914       $     9,073
                                                  ===========      ==========     ============       ===========

         Products:
              Latin & South America...........     $      253           3,464      $       832       $     4,696
              Africa & Middle East............            256              49              624               623
              Asia............................          1,932           1,188            2,775             1,925
              United States...................            374              16            1,755                85
              Europe..........................              -             800               64               814
                                                  -----------      ----------     ------------       -----------
         Total................................     $    2,815      $    5,517      $     6,050       $     8,143
                                                  ===========      ==========     ============       ===========

         Services:
              Latin & South America...........     $       12      $      105      $       165       $       238
              Africa & Middle East............             10             109               43               146
              Asia............................            170             207              362               360
              United States...................             58              44              163               125
              Europe..........................             32               -              131                61
                                                  -----------      ----------     ------------       -----------
         Total................................    $       282      $      465      $       864       $       930
                                                  ===========      ==========     ============       ===========

         Operating loss by area:
              Latin & South America...........     $      (12)     $     (856)     $        48       $    (2,192)
              Africa & Middle East............              -               -                -                 -
              Asia............................             41             130               82               (78)
              United States...................         (2,031)         (1,428)            (272)           (6,356)
              Europe..........................              -               -                -                 -
                                                  -----------      ----------     ------------       -----------
         Total................................    $    (2,002)     $   (2,154)     $      (142)      $    (8,626)
                                                  ===========      ==========     ============       ===========

       Operating income for the six months ended June 30, 2000 includes the recovery of a note receivable of $3,175,000 that has been included as part of operating income for the United States. See note 6.

       The operating loss for DTPI for the three and six months ended June 30, 1999, was approximately $1,300,000 and approximately $3,500,000, respectively.


                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   2000               1999
                                                                               --------------    ----------------
Identifiable assets by geographic area:
     United States........................................................        $  32,181          $  32,220
     Asia.................................................................            1,074                926
     Latin & South America................................................              875              1,332
                                                                                  ---------          ---------
       Total .............................................................        $  34,130          $  34,478
                                                                                  =========          =========

6.     RECOVERY OF NOTE RECEIVABLE FROM AFFILIATE AND GAIN ON DISPOSAL OF
       AFFILIATE:

       On March 28, 2000, DTPI completed a $45 million financing which reduced STM's ownership to approximately 15% of DTPI on a fully diluted basis. Coinciding with this financing, STM received $3,750,000 in cash from DTPI representing a partial repayment of a $7,500,000 note receivable from DTPI. The remaining balance of the note receivable, which was fully reserved, was converted into preferred stock of DTPI, 60 days after the close of the financing.

       The $7,500,000 note receivable from DTPI was fully reserved through a combination of the Company's equity interest in the losses of DTPI recorded through June 17, 1999, and additional provisions effectively made at the date of deconsolidation on June 17, 1999. The total recovery of the note of $3,750,000 is reflected on two line items in the income statement for the six months ended June 30, 2000: $3,175,000 is shown in operating income as a "Recovery of note receivable from affiliate" and $575,000 is reflected as non-operating income under the caption "Gain on disposal of affiliate". The portion treated as "Gain on disposal of affiliate" was the portion of the reserve that was effectively established at the date of deconsolidation. The remaining portion was reported as operating income as the reserve against the note through June 17, 1999, was originally recorded through losses from operations.

       In addition, in June 2000, the Company sold shares of DTPI for $440,000. The value of such shares had been written down to zero as a result of STM recognizing losses of DTPI from inception. The proceeds of $440,000 have been classified as "Gain on disposal of affiliate" in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2000.

7.     GAIN ON SALE OF ASSETS:

       In June 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. ("TMSI") to Inter-Tel, Inc. ("Inter-Tel"), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25,000,000 in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was recognized in 1998.

       In the second quarters of 1999 and 2000, upon the release of the final funds from escrow and the resolution of certain customer claims, respectively, the Company reevaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in an additional gains of $2,964,000 in 1999 and $840,000 in 2000. These gains have been classified as gains on the sale of assets in the three and six months ended June 30, 1999 and 2000, respectively. At June 30, 2000, the Company's remaining accruals for probable exposures associated with this transaction are immaterial.

8.     SHORT-TERM BORROWINGS:

       On March 27, 2000, the Company entered into a new two year revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. The line of credit bears interest at Prime plus 1%.

       Availability to borrow the $2,800,000 is based upon a percentage of eligible inventory and accounts receivable. Borrowings under the line of credit at June 30, 2000, were approximately $1,400,000. The lender was granted a security interest in substantially all of the Company's assets.

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

RESULTS OF OPERATIONS:

       The results of operations for the three and six months ended June 30, 1999 include the results of DTPI, the Company's former subsidiary, through June 17, 1999.

       Total revenues were $3,097,000 and $6,914,000, respectively, for the three and six month periods ended June 30, 2000, compared to $5,982,000 and $9,073,000, respectively, for the corresponding periods in 1999, representing decreases of 48% and 24%, respectively, over the prior year periods. Product revenues were $2,815,000 and $6,050,000, respectively, for the three and six month periods ended June 30, 2000, compared to $5,517,000 and $8,143,000, respectively, for the corresponding periods in 1999, representing decreases of 49% and 26%, respectively, over the prior year periods. Service revenues were $282,000 and $864,000, respectively, for the three and six months periods ended June 30, 2000, compared to $465,000 and $930,000, respectively, for the corresponding periods of 1999, representing decreases of 39% and 7%, respectively, over the prior year periods.

       Excluding DTPI (in which the Company sold its controlling interest effective June 17, 1999) from 1999, the percentage decrease in total revenues would have been 50% and 16% for the three and six months ended June 30, 2000, respectively. Product revenues would have decreased 51% and 18% for the three and six months ended June 30, 2000, respectively, and service revenues would have decreased by 33% and increased by 3% in the three and six months ended June 30, 2000, respectively. The increase in service revenues in the six months ended June 30, 2000, reflects the higher service content of certain 2000 projects.

       The decline in revenues in the three and six months ended June 30, 2000, compared to June 30, 1999, primarily reflects reduced sales in Latin and South America partially offset by increased sales in Asia and the United States. The Company's revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects. Sales efforts are generally focused on specific customers and specific known and identified projects. Sales into the emerging markets continue to be impacted by delays and uncertainty. However, the Company is now focusing significant time and resources in pursuing revenue opportunities for its new range of broadband products. The Company believes there are significant opportunities for sales of these products in primarily developed, but also in developing countries. The Company believes that these measures over time should enable the Company to increase its sales in the United States and Europe and reduce its reliance on the emerging markets. However, there can be no assurance that such efforts will generate any revenue or any specific level of revenues.

       The gross profit percentage earned for the three months ended June 30, 2000, was 34% in 2000 compared to 31% in the corresponding period of 1999. For the six months ended June 30, 2000, the gross profit was 36% compared to 6% for the corresponding period of 1999. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999) the gross profit percentages would have been 42% and 29% for the three and six months ended June 30, 1999. The reduced gross profit of 34% in the three months ended June 30, 2000, compared to 42% for STM excluding DTPI in the three months ended June 30, 1999, reflects increased customer service costs. For the six months ended June 30, 2000, the improved gross profit percentage of 36% compared to 29% excluding DTPI in the six months ended June 30, 1999, reflects improved margins on the Company's lower cost products which began from the second quarter of 1999. On an overall basis, the gross profit percentage in 2000 is being adversely impacted by the low volume of sales in the six months ended June 30, 2000, compared to the level of relatively fixed customer service costs.

       Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2000, decreased to $1,651,000 (53% of revenue) from $2,356,000 (39% of revenue) for the corresponding period of the prior year. For the six months ended June 30, 2000, such expenses decreased to $2,998,000 (43% of revenue) from $5,366,000 (59% of revenue) for the corresponding period of the prior year. Excluding DTPI (in which the Company sold its controlling interest in on June 17, 1999), SG&A would have been $1,815,000 (30% of revenue), and $3,856,000 (47% of revenue) for the three and six months ended June 30, 1999, respectively. The dollar reduction in SG&A in 2000 compared to 1999, excluding DTPI, reflects reduced costs arising from the cost reduction programs implemented by the Company in the first and second quarters of 1999.

       Research and development (R&D) costs for the three month period ended June 30, 2000, were $1,410,000 (46% of revenue) compared to $1,208,000 (20% of revenue) in the corresponding period of 1999. For the six month period ended June 30, 2000, such costs were $2,782,000 (40% of revenue) compared to $2,724,000 (30% of revenue) in the corresponding period of 1999. There were no R&D costs associated with DTPI. The increase in R&D costs in the three months ended June 30, 2000, compared to 1999 primarily related to costs incurred in completing the Company's SpaceLoop product. R&D costs for the six months ended June 30, 2000, are consistent with the prior year period.

       The recovery of the note receivable from affiliate of $3,175,000 for the six months ended June 30, 2000, related to the $3,750,000 received from DTPI as a result of DTPI's financing. See note 6 to the condensed consolidated financial statements. $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the six months ended June 30, 2000.

       The restructuring costs of $425,000 and $1,042,000 recognized in the three and six months ended June 30, 1999, respectively, comprised severance costs associated with approximately 67 terminated employees, the write-off of certain assets in the Company's Brazilian subsidiary and an accrual for the estimated costs associated with exiting a lease commitment. All restructuring related accruals were paid as of December 31, 1999.

       The foreign currency devaluation costs of $308,000 and $1,862,000, recognized in the three and six months ended June 30, 1999, respectively, arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has partially compensated the Company for the reduction in the value of the Brazilian Real). The foreign currency devaluation costs of $263,000 and $257,000 recognized in the three and six months ended June 30, 2000, primarily reflects a write-down of certain accounts receivable balances from a customer in Brazil whereby the customer will not now reimburse the Company for changes in the exchange rate.

       The gain on sale of assets of $840,000 for the three and six months ended June 30, 2000, and $2,964,000 for the three and six months ended June 30, 1999, represented gains on the sale of substantially all the assets of TMSI. In the second quarters of 1999 and 2000, upon the release of the final funds from escrow and the resolution of a customer claim, respectively, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of additional gains on the sale of the assets of TMSI. See note 7 to the condensed consolidated financial statements.

       In the three months ended June 30, 2000, the Company disposed of shares in DTPI resulting in a gain of $440,000 which has been classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000. Combined with the $575,000 associated with the note recovery from DTPI, the resulting gain on disposal of affiliate was $1,015,000 for the six months ended June 30, 2000.

       Interest income was $165,000 for the three months ended June 30,2000, compared to $251,000 for the three months ended June 30, 1999, and was $422,000 for the six months ended June 30, 2000, compared to $517,000 for the corresponding period of 1999. Excluding DTPI from 1999, interest income would have been $153,000 and $276,000 for the three and six months ended June 30, 1999, respectively. Interest income for the three months ended June 30, 2000, and 1999 excluding DTPI were consistent. Interest income for the six months ended June 30, 2000, increased by $146,000 compared to the corresponding period of 1999, excluding DTPI. Such increase primarily related to interest earned on a note receivable from DTPI.

       Interest expense for the three months ended June 30, 2000, was $272,000 compared to $305,000 for the corresponding period of 1999. The reduction in interest expense in the three months ended June 30, 2000 compared to 1999 related to a lower level of borrowings in 2000 compared to 1999 partially offset by increased costs associated with a new line of credit and certain letter of credit discounting costs. For the six months ended June 30, 2000, interest expense was $433,000 compared with $816,000 for the comparable period of 1999. The reduction in interest expense for the six months in 2000 compared with 1999 related to a lower level of borrowings in 2000 compared with 1999.

       The tax provision for the three and six months ended June 30, 2000, related to overseas taxes. The absence of a U.S. tax provision in the three and six months ended June 30, 2000, is due to continued net operating losses available to the Company to offset current year income. No tax provision was recorded in 1999 due to losses in the period.

       The minority interest charge in 1999 related to accrued dividends through June 17, 1999, on the mandatory redeemable shares issued in March 1998 by DTPI. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

       The equity in net income and losses of unconsolidated affiliate in 1999 represented the Company's share of the income and losses of DTPI's Venezuelan affiliate through June 17, 1999, which was accounted for under the equity method. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

LIQUIDITY AND CAPITAL RESOURCES:

       On March 27, 2000, the Company entered into a new two year revolving line of credit facility of approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. Borrowings under this line of credit at June 30, 2000 were approximately $1,400,000. The line of credit bears interest at Prime plus 1%.

       Coinciding with the DTPI financing, the Company received $3,750,000 from DTPI in cash representing 50% of a note receivable of $7,500,000 due from DTPI. See note 6 to the condensed consolidated financial statements.

       For the first six months of 2000, the Company had negative cash flows from operating activities of $59,000, compared to $1,905,000 in the same period of 1999. The negative cash flows in 2000 were positively impacted by the $3,175,000 portion of the $3,750,000 note recovery from DTPI shown as operating income and negatively impacted by a decrease in accounts payable and losses for the period.

       Cash flows from investing activities in the first three months of 2000 totaled $898,000 comprising a decrease in restricted cash and short term investments, the acquisition of property plant and equipment offset by the $1,015,000 non-operating cash proceeds from the note receivable from DTPI and the sale of shares in DTPI.

       Cash provided by financing activities during the first three months of 2000 totaled $1,620,000, comprising an increase in short term borrowings under the new line of credit, proceeds from the issuance of stock upon the exercise of stock options partially offset by repayments of long-term debt.

       Overall, the Company's cash and cash equivalents totaled $6,893,000 at June 30, 2000, as compared to $4,441,000 at December 31, 1999.

       Management expects to have sufficient cash generated from operations, through availability under lines of credit and existing cash balances and through other sources to meet the anticipated cash requirements for the next twelve months.

NEW ACCOUNTING STANDARDS:

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

       In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, which for the Company is effective October 1, 2000. SAB No. 101 summarizes certain of the SEC staff's views regarding the appropriate recognition of revenue in financial statements. The Company believes that adoption of SAB No. 101 will have no material impact on its financial statements.

       In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material effect on the Company's financial position or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, prior to the devaluation of the Brazilian currency in January 1999, the Company had generated revenues in Brazil based in the local currency of Brazil. While the contracts relating to such arrangements generally contained provisions that called for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions that tie payments to foreign currency rates. The Company, therefore, whenever possible, negotiates sales from Brazilian customers in U.S. dollars to avoid any uncertainty as to the value of receivables, although there are certain remaining foreign currency denominated balances of approximately $500,000. The Company's interest income and expense is sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents and the interest expense on the Company's debt.

       The Company does not use derivative financial instruments in its investment portfolio.

RISK FACTORS AND FORWARD LOOKING STATEMENTS:

       THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LACK OF LIQUIDITY AND WORKING CAPITAL, INABILITY TO RAISE DEBT OR EQUITY FINANCING, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, THE EFFECTS OF THE YEAR 2000 ISSUES, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

       BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 30, 2000, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:

             27   Financial Data Schedule

       (b)   Reports on Form 8-K:

             None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STM Wireless, Inc.

Date:  August 11, 2000                  By: /S/JOSEPH WALLACE
                                            ------------------------------
                                            Joseph Wallace
                                            Vice President, Finance and
                                            Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)