Form 10-Q
period 2000-09-30
STM WIRELESS INC
filed 2000-11-20
CIK 765414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-19923
(Commission File Number)

STM WIRELESS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3758983 (I.R.S. Employer Identification No.)

One Mauchly, Irvine, California (Address of principal executive offices)	92618 (Zip code)

(949) 753-7864
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days. Yes [x] No [  ]

             As of November 13, 2000, there were 7,247,509 shares of Common Stock, $0.001 par value per share, outstanding.

STM WIRELESS, INC.
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2000 and September 30, 1999	4
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and September 30, 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION
Item 6.	Exhibits And Reports On Form 8-K	14

SIGNATURES	15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

STM WIRELESS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$4,939	$4,441
Restricted cash and short-term investments	2,380	2,615
Accounts receivable, net	5,787	7,841
Inventories, net	11,849	11,069
Prepaid expenses and other current assets	531	250

Total current assets	25,486	26,216
Property & equipment, net	7,824	7,964
Equity and other investments	157	157
Other assets	268	141

	$33,735	$34,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,507	$2,000
Current portion of long-term debt	234	542
Accounts payable	5,154	5,967
Accrued liabilities	2,404	4,214
Customer deposits and deferred revenue	191	7
Income taxes payable	674	490

Total current liabilities	12,164	13,220
Long-term debt.	6,876	7,049
Other long-term liabilities	33	762
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; issued and outstanding 7,247,509 shares at September 30, 2000 and 7,042,204 at December 31, 1999	7	7
Additional paid in capital	39,287	38,140
Accumulated deficit	(24,632)	(24,700)

Total stockholders’ equity	14,662	13,447

	$33,735	$34,478

See accompanying notes to condensed consolidated financial statements.

STM WIRELESS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues:
Products	$4,625	$6,135	$10,675	$14,278
Services	385	401	1,249	1,331

Total revenues	5,010	6,536	11,924	15,609
Cost of revenues:
Products	2,777	3,794	6,344	10,508
Services	446	155	1,330	2,008

Total cost of revenues	3,223	3,949	7,674	12,516

Gross profit	1,787	2,587	4,250	3,093
Operating costs and other operating items:
Selling, general & administrative expenses	1,571	1,448	4,569	6,814
Research & development	1,418	1,264	4,200	3,988
Restructuring costs	—	—	—	1,042
Recovery of note receivable from affiliate	—	—	(3,175)	—

Total	2,989	2,712	5,594	11,844
Operating loss	(1,202)	(125)	(1,344)	(8,751)
Other income	—	25	—	87
Foreign currency devaluation costs	(37)	(122)	(294)	(1,984)
Gain on sale of assets	—	—	840	2,964
Gain on disposal of affiliate	—	—	1,015	—
Interest income	154	355	576	872
Interest expense	(254)	(379)	(687)	(1,195)

Income (loss) before income taxes and minority interest	(1,339)	(246)	106	(8,007)
Income tax benefit/(expense)	12	—	(38)	—

Income (loss) before minority interests	(1,327)	(246)	68	(8,007)
Equity in net loss of unconsolidated affiliate	—	—	—	(59)
Minority interest	—	—	—	(275)

Net income (loss)	$(1,327)	$(246)	$68	$(8,341)

Net income (loss) per common share:
Basic	$(0.18)	$(0.03)	$0.01	$(1.18)

Diluted	$(0.18)	$(0.03)	$0.01	$(1.18)

Common shares used in computing per share amounts:
Basic	7,248	7,042	7,163	7,042
Diluted	7,248	7,042	7,481	7,042

See accompanying notes to condensed consolidated financial statements.

STM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Net cash used in operations	$(1,460)	$(869)

Cash flows provided by investing activities:
Proceeds from the sale of stock in DTPI	440	2,500
Proceeds from repayment of note receivable DTPI	575	2,500
Cash forfeited upon sale of DTPI	—	(3,149)
Equity investment in affiliate company	—	(1,145)
Net decrease in long-term receivable	—	790
Decrease in restricted cash	235	(46)
Net decrease in short-term investments	—	1,106
Acquisition of property, plant and equipment	(1,052)	(263)

Net cash provided by investing activities	198	2,293

Cash flows from financing activities:
Proceeds from exercise of stock options	653	—
Increases (repayments) of short-term borrowings	1,507	(1,850)
Repayment of long-term debt	(380)	(216)

Net cash provided by (used in) financing activities	1,780	(2,066)

Effect of exchange rates on changes in cash and cash equivalents	(20)	(1,088)
Net increase (decrease) in cash and cash equivalents	498	(1,730)
Cash and cash equivalents at beginning of period	4,441	11,016

Cash and cash equivalents at end of period	$4,939	$9,286

Supplemental disclosure of cash flow information:
Interest paid	$640	$947
Income taxes paid	$—	$235

See accompanying notes to condensed consolidated financial statements.

STM WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

1.   Basis of Presentation

             These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. (the “Company” or “STM” ) gives effect to all adjustments necessary (consisting only of normal accruals), in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

             The results for the nine months ended September 30, 1999, include the results of Direc-To-Phone International, Inc. (“DTPI”) through June 17, 1999. As a result of STM reducing its ownership in DTPI in June 1999, the Company discontinued consolidating the results of DTPI from that date.

             The results of operations for the current interim period are not necessarily indicative of the results to be expected for the current year.

             Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and these condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, which is on file with the SEC.

2.   Inventories

             Inventories are summarized as follows:

	September 30, 2000	December 31, 1999

Raw materials	$6,626	$6,091
Work in process	2,396	590
Finished goods	2,827	4,388

	$11,849	$11,069

3.   Net Income (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net income (loss)	$(1,327)	$(246)	$68	$(8,341)

Basic:
Weighted average common shares outstanding used in computing basic net income (loss) per share	7,248	7,042	7,163	7,042

Basic net income (loss) per share	$(0.18)	$(0.03)	$0.01	$(1.18)

Diluted:
Weighted average common shares outstanding	7,248	7,042	7,163	7,042
Dilutive options outstanding	—	—	318	—

Shares used in computing diluted net income (loss) per share	7,248	7,042	7,481	7,042

Diluted net income (loss) per share	$(0.18)	$(0.03)	$0.01	$(1.18)

             For the nine months ended September 30, 2000, options to purchase approximately 475,000 shares of common stock were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months ended September 30, 2000, options to purchase approximately 1,061,000 shares of common stock were outstanding and were excluded from the computation of diluted net loss per share, as the effect would be antidilutive. Options to purchase approximately 1,250,000 shares of common stock were outstanding for the nine months ended September 30, 1999, and were excluded from the computation of diluted net loss per share as the effect would have been antidilutive.

4.   New Accounting Standards

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

             In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended, which for the Company is effective October 1, 2000. SAB No. 101 summarizes certain of the SEC staff’s views regarding the appropriate recognition of revenue in financial statements. The Company is currently evaluating the impact of SAB No. 101 on its financial statements.

             In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25.” FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have a material effect on the Company’s financial position or results of operations.

5.   Geographic and Business Segment Information

             The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

	Three Months Ended September 30,		Nine months Ended September 30,

	2000	1999	2000	1999

Revenues By Geographic Areas
Total:
Latin & South America	$487	$2,737	$1,484	$7,671
Africa & Middle East	739	1,782	1,406	2,551
Asia	2,352	1,547	5,489	3,832
United States	581	414	2,499	624
Europe	851	56	1,046	931

Total	$5,010	$6,536	$11,924	$15,609

Products:
Latin & South America	$460	2,737	$1,292	$7,433
Africa & Middle East	690	1,499	1,314	2,122
Asia	2,174	1,447	4,950	3,372
United States	519	396	2,274	481
Europe	782	56	845	870

Total	$4,625	$6,135	$10,675	$14,278

Services:
Latin & South America	$27	$—	$192	$238
Africa & Middle East	49	283	92	429
Asia	178	100	539	460
United States	62	18	225	143
Europe	69	—	201	61

Total	$385	$401	$1,249	$1,331

Operating income/(loss) by area:
Latin & South America	$(7)	$(109)	$41	$(2,301)
Africa & Middle East	—	—	—	—
Asia	9	7	91	(71)
United States	(1,204)	(23)	(1,476)	(6,379)
Europe	—	—	—	—

Total	$(1,202)	$(125)	$(1,344)	$(8,751)

             Operating income for the nine months ended September 30, 2000 includes the recovery of a note receivable of $3,175,000 that has been included as part of operating income for the United States. See note 6.

             The operating loss for DTPI for the nine months ended September 30, 1999, was approximately $3,500,000.

	Sept 30, 2000	December 31, 1999

Identifiable assets by geographic area:
United States	$31,803	$32,220
Asia	851	926
Latin & South America	1,081	1,332

Total	$33,735	$34,478

6.   Recovery of Note Receivable From Affiliate and Gain on Disposal of Affiliate

             On March 28, 2000, DTPI completed a $45 million financing which reduced STM’s ownership to approximately 15% of DTPI on a fully diluted basis. Coinciding with this financing, STM received $3,750,000 in cash from DTPI representing a partial repayment of a $7,500,000 note receivable from DTPI. The remaining balance of the note receivable, which was fully reserved, was converted into preferred stock of DTPI, 60 days after the close of the financing.

             The $7,500,000 note receivable from DTPI was fully reserved through a combination of the Company’s equity interest in the losses of DTPI recorded through June 17, 1999, and additional provisions effectively made at the date of deconsolidation on June 17, 1999. The total recovery of the note of $3,750,000 is reflected on two line items on the statement of operations for the nine months ended September 30, 2000: $3,175,000 is shown in operating costs as a “Recovery of note receivable from affiliate” and $575,000 is reflected as non-operating income under the caption “Gain on disposal of affiliate”. The portion treated as “Gain on disposal of affiliate” was the portion of the reserve that was effectively established at the date of deconsolidation. The remaining portion was reported as operating income as the reserve against the note through June 17, 1999, and was originally recorded through losses from operations.

             In addition, in June 2000, the Company sold shares of DTPI for $440,000. The value of such shares had been written down to zero as a result of STM recognizing losses of DTPI from inception. The proceeds of $440,000 have been classified as “Gain on disposal of affiliate” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2000.

7.   Gain on Sale of Assets

             In June 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (“TMSI”) to Inter-Tel, Inc. (“Inter-Tel”), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25,000,000 in cash. A gain of $9,950,000 (net of costs and reserves considered necessary) was recognized in 1998.

             In the second quarters of 1999 and 2000, upon the release of the final funds from escrow and the resolution of certain customer claims, respectively, the Company reevaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in additional gains of $2,964,000 in 1999 and $840,000 in 2000. These gains have been classified as gains on the sale of assets in the nine months ended September 30, 1999 and 2000, respectively. At September 30, 2000, the Company’s remaining accruals for probable exposures associated with this transaction are immaterial.

8.   Short-Term Borrowings

             On March 27, 2000, the Company entered into a new two year revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. The line of credit bears interest at Prime plus 1%.

             Availability to borrow the $2,800,000 is based upon a percentage of eligible inventories and accounts receivable. Borrowings under the line of credit at September 30, 2000, were approximately $1,500,000 with additional availability of $1,300,000. The lender was granted a security interest in substantially all of the Company’s assets.

             The remaining short-term borrowings of $2,000,000 are secured by restricted short-term investments of $2,000,000.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

             STM Wireless, Inc. (the “Company” or “STM”), founded in 1982, is a developer, manufacturer, supplier and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company’s product line is based on proprietary hardware and software and primarily consists of two-way earth stations sometimes referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software. The Company’s proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia.

Results of Operations

             The results of operations for the nine months ended September 30, 1999 include the results of DTPI, the Company’s former subsidiary, through June 17, 1999.

             Total revenues were $5,010,000 and $11,924,000, respectively, for the three and nine month periods ended September 30, 2000, compared to $6,536,000 and $15,609,000, respectively, for the corresponding periods in 1999, representing decreases of 23% and 24%, respectively, over the prior year periods. Product revenues were $4,625,000 and $10,675,000, respectively, for the three and nine month periods ended September 30, 2000, compared to $6,135,000 and $14,278,000, respectively, for the corresponding periods in 1999, representing decreases of 25% and 25%, respectively, over the prior year periods. Service revenues were $385,000 and $1,249,000, respectively, for the three and nine months periods ended September 30, 2000, compared to $401,000 and $1,331,000, respectively, for the corresponding periods of 1999, representing decreases of 4% and 6%, respectively, over the prior year periods.

             Excluding DTPI (in which the Company sold its controlling interest effective June 17, 1999) from 1999, the percentage decrease in total revenues would have been 19% for the nine months ended September 30, 2000. Product revenues would have decreased 21% and service revenues would have increased 1% for the nine months ended September 30, 2000, respectively.

             The decline in revenues in the three and nine months ended September 30, 2000, compared to September 30, 1999, primarily reflects reduced sales in Latin and South America partially offset by increased sales in Asia and the United States. The Company’s revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects. Sales efforts are generally focused on specific customers and specific known and identified projects. Sales into the emerging markets continue to be impacted by delays and uncertainty, particularly in Latin and South America. However, the Company is now focusing significant time and resources in pursuing revenue opportunities for its new range of broadband products. The Company believes there are significant opportunities for sales of these products in primarily developed, but also in developing countries. The Company believes that these measures over time should enable the Company to increase its sales in the United States and Europe and reduce its reliance on the emerging markets. However, there can be no assurance that such efforts will generate any revenue or any specific level of revenues.

             The gross profit percentage earned for the three months ended September 30, 2000, was 36% in 2000 compared to 40% in the corresponding period of 1999. For the nine months ended September 30, 2000, the gross profit percentage was also 36% compared to 20% for the corresponding period of 1999. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999) the gross profit percentage would have been 34% for the nine months ended September 30, 1999. The reduced gross profit percentage of 36% in the three months ended September 30, 2000, compared to 40% for the same period in 1999 reflects increased customer service costs. For the nine months ended September 30, 2000, the improved gross profit percentage of 36% compared to 34%, excluding DTPI in the nine months ended September 30, 1999, reflects improved margins on the Company’s lower cost products which the Company began selling in the second quarter of 1999. On an overall basis, the gross profit percentage in 2000 is being adversely impacted by the low volume of sales in the nine months ended September 30, 2000, compared to the level of relatively fixed customer service costs.

             Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2000, increased to $1,571,000 (31% of revenue) from $1,448,000 (22% of revenue) for the corresponding period of the prior year. For the nine months ended September 30, 2000, such expenses decreased to $4,569,000 (38% of revenue) from $6,814,000 (44% of revenue) for the corresponding period of the prior year. Excluding DTPI (in which the Company sold its controlling interest in on June 17, 1999), SG&A would have been $5,304,000 (36% of revenue) for the nine months ended September 30, 1999. The dollar reduction in SG&A in 2000 compared to 1999, excluding DTPI, reflects reduced costs arising from the cost reduction programs implemented by the Company in the first and second quarters of 1999 and partially offset by increased selling costs in the three months ending September 30, 2000.

             Research and development (R&D) costs for the three month period ended September 30, 2000, were $1,418,000 (28% of revenue) compared to $1,264,000 (19% of revenue) in the corresponding period of 1999. For the nine month period ended September 30, 2000, such costs were $4,200,000 (35% of revenue) compared to $3,988,000 (26% of revenue) in the corresponding period of 1999. There were no R&D costs associated with DTPI. The increase in R&D costs in the three months and nine months ended September 30, 2000, compared to 1999 was primarily due to costs incurred on the Company’s SpaceLoop product.

             The recovery of the note receivable from affiliate of $3,175,000 for the nine months ended September 30, 2000, related to the $3,750,000 received from DTPI as a result of DTPI’s financing. See note 6 to the condensed consolidated financial statements. $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2000.

             The restructuring costs of $1,042,000 recognized in the nine months ended September 30, 1999 comprised severance costs associated with approximately 67 terminated employees, the write-off of certain assets in the Company’s Brazilian subsidiary and an accrual for the estimated costs associated with exiting a lease commitment. All restructuring related accruals were paid as of December 31, 1999.

             The foreign currency devaluation costs of $122,000 and $1,984,000, recognized in the three and nine months ended September 30, 1999, respectively, arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has partially compensated the Company for the reduction in the value of the Brazilian Real). The foreign currency devaluation costs of $37,000 and $294,000 recognized in the three and nine months ended September 30, 2000, primarily reflects a write-down of certain accounts receivable balances from a customer in Brazil whereby the customer will not now reimburse the Company for changes in the exchange rate and the devaluation of the Thai Baht in the three months ending September 30, 2000.

             The gain on sale of assets of $840,000 for the nine months ended September 30, 2000, and $2,964,000 for the nine months ended September 30, 1999, represented gains on the sale of substantially all the assets of TMSI. In the second quarters of 1999 and 2000, upon the release of the final funds from escrow and the resolution of a customer claim, respectively, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of additional gains on the sale of the assets of TMSI. See note 7 to the condensed consolidated financial statements.

             In the nine months ended September 30, 2000, the Company disposed of shares in DTPI resulting in a gain of $440,000 which has been classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2000. Combined with the $575,000 associated with the note recovery from DTPI, the resulting gain on disposal of affiliate was $1,015,000 for the nine months ended September 30, 2000.

             Interest income was $154,000 for the three months ended September 30, 2000, compared to $355,000 for the three months ended September 30, 1999, and was $576,000 for the nine months ended September 30, 2000, compared to $872,000 for the corresponding period of 1999. Excluding DTPI from 1999, interest income would have been $630,000 for the nine months ended September 30, 1999. Upon deconsolidation of DTPI in June 1999, the Company earned and recognized as interest income interest on the $7,500,000 note receivable from DTPI (see Note 6 to the condensed consolidated financial statements). Such interest was recognized on the outstanding balance of the note receivable through May 2000, when the remaining balance of such note was converted into preferred stock of DTPI. Interest income for the three months ending September 30, 2000 is less than the interest income for the same period in 1999 by $201,000 primarily due to the settlement of the DTPI note in the amount of $7,500,000 during the year 2000.

             Interest expense for the three months ended September 30, 2000, was $254,000 compared to $379,000 for the corresponding period of 1999. The reduction in interest expense in the three months ended September 30, 2000 compared to 1999 related to a lower level of borrowings in 2000 compared to 1999 partially offset by increased costs associated with a new line of credit and certain letter of credit discounting costs. For the nine months ended September 30, 2000, interest expense was $687,000 compared with $1,195,000 for the comparable period of 1999. The reduction in interest expense for the nine months in 2000 compared with 1999 related to a lower level of borrowings in 2000 compared with 1999.

             The tax provision for the three and nine months ended September 30, 2000 was due to overseas taxes. The absence of a U.S. tax provision in the three and nine months ended September 30, 2000, is due to continued net operating losses available to the Company to offset current year income. No tax provision was recorded in 1999 due to losses in the period.

             The minority interest charge in 1999 related to accrued dividends through June 17, 1999, on the mandatory redeemable shares issued in March 1998 by DTPI. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

             The equity in net income and losses of unconsolidated affiliate in 1999 represented the Company’s share of the income and losses of DTPI’s Venezuelan affiliate through June 17, 1999, which was accounted for under the equity method. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

Liquidity and Capital Resources

             On March 27, 2000, the Company entered into a new two year revolving line of credit facility of approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. Borrowings under this line of credit at September 30, 2000 were approximately $1,500,000 with additional availability of approximately $1,300,000. The line of credit bears interest at prime plus 1%.

             The remaining short-term borrowings of $2,000,000 are secured by restricted short-term investments of $2,000,000.

             Coinciding with the DTPI financing, the Company received $3,750,000 from DTPI in cash representing 50% of a note receivable of $7,500,000 due from DTPI. See note 6 to the condensed consolidated financial statements.

             For the first nine months of 2000, the Company had negative cash flows from operating activities of $1,460,000, compared to $869,000 in the same period of 1999. The negative cash flows in 2000 were positively impacted by the $3,175,000 portion of the $3,750,000 note recovery from DTPI shown as operating income and negatively impacted by a decrease in accounts payable and operating losses for the period.

             Cash flows from investing activities in the first nine months of 2000 totaled $198,000 comprising a decrease in restricted cash and short term investments, the acquisition of property plant and equipment offset by the $1,015,000 non-operating cash proceeds from the note receivable from DTPI and the sale of shares in DTPI.

             Cash provided by financing activities during the first three months of 2000 totaled $1,780,000, comprising an increase in short term borrowings under the new line of credit, proceeds from the issuance of stock upon the exercise of stock options partially offset by repayments of long-term debt.

             Overall, the Company’s cash and cash equivalents totaled $4,939,000 at September 30, 2000, as compared to $4,441,000 at December 31, 1999.

             Management expects to have sufficient cash through availability under lines of credit and existing cash balances and through other sources to meet the anticipated cash requirements for the next twelve months.

New Accounting Standards

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

             In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended, which for the Company is effective October 1, 2000. SAB No. 101 summarizes certain of the SEC staff’s views regarding the appropriate recognition of revenue in financial statements. The Company believes that adoption of SAB No. 101 will have no material impact on its financial statements.

             In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25.” FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have a material effect on the Company’s financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, prior to the devaluation of the Brazilian currency in January 1999, the Company had generated revenues in Brazil based in the local currency of Brazil. While the contracts relating to such arrangements generally contained provisions that called for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company’s customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions that tie payments to foreign currency rates. The Company, therefore, whenever possible, negotiates sales from Brazilian customers in U.S. dollars to avoid any uncertainty as to the value of receivables, although there are certain remaining foreign currency denominated balances of approximately $500,000. The Company’s interest income and expense is sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest expense on the Company’s short-term borrowings.

             The Company does not use derivative financial instruments in its investment portfolio.

Risk Factors and Forward Looking Statements

             This document contains certain forward looking statements within the meaning of section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make forward-looking statements, orally or in writing. The words “estimate”, “project”, “ potential”, “intended”, “expect”, “believe” and similar expressions or words are intended to identify forward looking statements. Actual results could differ materially from those projected or suggested in any forward looking statements as a result of a wide variety of factors and conditions, among others, lack of liquidity and working capital, inability to raise debt or equity financing, long term cycles involved in completing major contracts, particularly in foreign markets, increasing competitive pressures, general economic conditions, technological advances, the timing of new product introductions, the effects of the year 2000 issues, political and economic risks involved in foreign markets and foreign currencies and the timing of operating and other expenditures. Reference is hereby made to “risk factors” in the company’s form 10-K for the year ended December 31, 1999.

             Because of these and other factors that may affect the company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports On Form 8-K

               (a) Exhibits:

                27   Financial Data Schedule

               (b) Reports on Form 8-K:

                None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STM WIRELESS, INC.
Date: November 17, 2000	By:	/s/ Joseph Wallace

Joseph Wallace Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)