Form 10-K
period 2000-12-31
STM WIRELESS INC
filed 2001-04-02
CIK 765414

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _________ to _________

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

                              -------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 30, 2001, the aggregate market value of the registrant's common stock, held by non-affiliates of the registrant was approximately $10,889,000 based on the closing sales price of $1.8125 per share of the common stock as of such date, as reported by the NASDAQ Stock Market. As of March 30, 2001, 7,248,075 shares of the registrant's common stock were outstanding.

================================================================================
                              Page 1 of 62 Pages
                       Exhibit Index Appears on Page 60
                                                    ----

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

Description of the Business

     The Company develops, manufactures and markets wireless based satellite communications infrastructure products to customers for the creation of public and private networks. The Company's products provide customers with the ability to transmit many forms of information including IP based data, voice, fax and video. The Company historically has sold its products primarily in the international arena. In 2000, export sales comprised 78% of the Company's revenues. The solutions currently provided by the Company are principally satellite communications networks, which can be deployed and reconfigured faster and at a lower cost than terrestrial alternatives. The main products that STM sells are small, two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software.

     The applications for the Company's product lines falls into three separate classes:

     . The first class of applications helps solve the problem of insufficient bandwidth to enable the Internet to fulfill its potential for a multitude of new services. By using satellite, Internet Service Providers (ISPs) can bypass the traditional landline infrastructure, which is often unable to economically meet quality of service expectations because of network congestion. STM's SpaceWeb broadband products provide the equipment for service providers to offer high bandwidth to their customers by satellite, both for downloading and for the return channel from the customer to the ISP. In addition to bypassing landline bandwidth restrictions, satellite provides an ideal technology for broadcast applications on the Internet. It offers a large reach by its very nature (one satellite can cover one-third of the earth). Furthermore, STM's solutions feature "IP tuning", which modifies the routing technology of the Internet for broadcast applications. Traditional routing technology over landline infrastructure is not as efficient in broadcast applications. It consequently ties up bandwidth in routing inefficiency, which keeps it from other uses and users. STM's technology is also attractive as a means to enable an ISP to more effectively deploy its access and bandwidth to its customers.

     . The second class of applications enables cost-effective data and voice communications for corporations and large, geographically dispersed organizations. Powerful drivers for the growth of the Internet are electronic information sharing and business transactions. As this trend continues, it is likely to drive the demand for corporate communication tools such as video conferencing, telemedicine, and distance learning. STM's corporate solutions provide the networks that enable these tools.

     . The third class of applications targets rural telephony services in developing countries. The demand for rural telephony products and services in developing countries is considerable. However, the great majority of potential subscribers cannot afford the current service rates of their national providers. In other cases, the potential subscribers who can afford the service are separated by large distances and difficult terrain, which prohibit the cost-effective use of traditional landline and microwave infrastructure. STM's solutions are tailored to enable cost-effective service to a significant proportion of these potential subscribers.

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

     The Company has established alliances with customers, distributors and sales representatives in over 30 countries and has supplied networks to customers or end users in many geographic areas, including Argentina, Bolivia, Brazil, Canada, Chile, China, Ecuador, Guatemala, Holland, India, Indonesia, Italy, Jordan, Kenya, Malaysia, Mexico, Nigeria, Pakistan, Peru, Philippines, Spain, Sudan, Thailand, the United States and Venezuela.

Industry Background

     VSAT products provide customers with the ability to transmit several forms of information including voice, fax, data and video by attaching standard communications equipment such as telephones, fax machines or computers to the VSAT, which in turn relays information to and from satellites. The primary advantage of VSAT networks is the substantial cost savings compared to land-based telephone networks where the network users are geographically widespread. Due to the nature of satellites, transmission costs are not affected by the distance information travels, while in terrestrial networks, transmission costs are directly related to the distance between the network users. VSAT equipment can be rapidly installed, upgraded or moved. Thus, networks can be expanded or changed with relatively little expense and disruption to users. Bandwidth allocated to each user can be changed dynamically, and the network can be reconfigured and additional features and changes downloaded to the user. Furthermore, the network user or service provider has the ability to monitor operations of the network, collect performance statistics and perform diagnostics.

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

Broadband Satellite Market

     The Company's family of products address the growing demand for high bandwidth applications and Internet access via satellite. As the popularity of the Internet grows, so does the demand for rich, high bandwidth content over the Internet. The broadband satellite solutions help solve the problem of insufficient bandwidth to enable the Internet to fulfill its potential for a multitude of new services. By using satellite, ISPs can bypass the traditional landline infrastructure, which is often unable to economically meet quality of service expectations because of network congestion. In addition, in some areas, broadband satellite solutions may allow ISPs and other service providers to build up their networks and customer base at a faster and cheaper pace than they could through traditional terrestrial means.

     The Company's product line can serve a wide variety of different applications in this market, such as fast Internet access, telemedicine, distance learning, video conferencing, video and audio streaming (TV, news, software, games), virtual private networks, global extension of corporate networks, global ISP services, IP multicast, Push/Data broadcast and e-commerce. The key features of the Company's current product lines include:

     .  Two-way high speed communication over satellite
     .  Availability in Ku- and C-band
     . Immediate global reach without terrestrial restrictions . Full DVB-S/MPEG-2 compliance
     .  Bandwidth on Demand and Quality of Service controlled
     .  High speed reception of up to 48 Mbps
     .  9.6 kbps to 384 kbps return path per VSAT
     .  Fast and easy ability to deploy
     .  Costs are insensitive to distance
     .  Provides trunking and last mile access in one network
     .  Satellite link enhancement through TCP/IP acceleration

Enterprise Networks

     Enterprise networks are private communications systems, which provide a solution for organizations with frequent communications needs between remote locations allowing organizations to collect, process, respond to and disseminate information in a timely, reliable and cost-efficient manner. VSATs have historically been used in developed countries for transaction oriented applications, including point-of-purchase transactions, credit card verification, automatic teller machine transactions, and inventory management.

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

Business Strategy

     STM seeks to leverage its technical strength in networking and telephony technologies as well as its strong position and marketing expertise in international markets to become a leading supplier of satellite-based communications solutions. To achieve this objective, the Company is pursuing the following initiatives:

     Strengthen Position in Broadband Satellite Market: The Company began marketing and selling its broadband satellite products in 1999 and through December 31, 2000, has deployed its broadband solution for a number of customers, primarily in overseas markets. The Company is focused on increasing its broadband product sales on an absolute basis. In addition, the Company intends to continue to enter into more strategic relationships and alliances in order to strengthen its broadband product portfolio and distribution channels for broadband products.

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

     Leverage Existing Marketing and Distribution Channels:   STM's sales and
distribution networks comprise 30 countries in five continents and the Company's products are currently utilized by more than 70 customers with equipment installed in approximately 90 countries. The Company seeks to increase the breadth of products that can be sold through its distribution network by both internal research and development ("R&D") and strategic alliances with other manufacturers, as well as complementary acquisitions. STM continues to incur significant R&D expenditures relative to its revenues, as management believes that the Company's significant dedication of resources to R&D is necessary to compete in a rapidly changing market. STM's R&D efforts are primarily focused on reducing the overall cost of its products to its customers, as well as increasing their features and performance, thereby expanding the addressable market size.

Products

     The principal products sold by the Company are VSATs, associated infrastructure equipment and software, transceivers, modems and other networking equipment, as well as voice over IP gateway and software solutions. The Company's satellite products communicate via geostationary satellites in order to provide customers the ability to exchange several forms of information including voice, fax, data and video within their networks. Geostationary satellites are placed in orbit approximately 23,000 miles above the earth so that their orbit matches the speed of the earth's rotation resulting in the satellite maintaining a fixed position relevant to the earth's surface. VSAT networks can offer advantages over traditional networks of terrestrial telephone lines including control over the network itself, improved response times with cost reduction opportunities and increased flexibility and reliability. For voice communications, VSAT networks are particularly suited to providing communications between geographically dispersed locations in that they are easier to install and provide wider accessibility and availability than terrestrial and microwave transmission alternatives.

     The Company's VSAT products fall into two categories: "mesh" and "star" products. Both of these product categories may be used by customers to build networks capable of communicating voice, fax, data and video, but, because they use different architectures, the use of each product is determined by the particular needs of the customer's network. The principal difference between the two product categories lie in the methodology used for communicating between any two remote VSATs on a network. The "mesh" product employs circuit switched transmission. In mesh networks, any one VSAT communicates directly with any other VSAT on the network via a single transmission to and from the satellite. A "star" product employs packetized transmission.

Existing Products

     SpaceWeb: The SpaceWeb family of products are an evolutionary development of the X.STAR family and are fully compatible with X.STAR. SpaceWeb provides a low cost, star-connected solution for data, fax and voice applications and is aimed at international Internet access. SpaceWeb is a low cost terminal that communicates with a low cost central hub whose modular architecture will be designed to provide low start up costs, without restricting network growth potential. For reliable, end to end communications, SpaceWeb utilizes the Company's X.STAR communications protocol and supports all of the same communications protocols as X.STAR.

     .  SpaceWeb Online:  SpaceWeb Online was created for demanding data and
        ---------------
        Internet access applications in the home-and-branch-office setting. SpaceWeb Online maintains a constant, highly reliable connection. Because it uses satellite for both transmission and reception, it is fully independent of landline infrastructure. It features up to 48 Mbps of Time Division Multiplex (TDM) bandwidth for downloading in a Digital Video Broadcast (DVB) format, with up to 192 kbps of bandwidth for the Time Division Multiple Access (TDMA) return channel.

     .  SpaceWeb ISP:  SpaceWeb ISP provides powerful features to meet ISP and
        ------------
        enterprise network requirements. In addition to 48Mbps of DVB bandwidth for downloading, each return channel is a "Single Channel per Carrier"
        (SCPC) satellite line between 9.6 and 384 kbps that is assigned on-demand with the Company's DAMA technology. This enables the network to provide high-bandwidth users with return channels that can vary with their needs, providing overall bandwidth flexibility and control. Furthermore, SpaceWeb ISP seamlessly integrates Internet access and data with full-mesh connections for voice, fax, and video conferencing into one network architecture.

     .  SpaceWeb Dial-Up:  SpaceWeb Dial-up enables the small office to share
        ----------------
        both LAN and voice services on an "as-needed" basis in one wireless package. It uses the Company's SES technology to provide high-quality, economical DAMA voice links with fax and data services up to 14.4 kbps. Remote Internet and data files can be easily accessed with its 48Mbps of DVB bandwidth for downloading.

     .  SpaceWeb PC:  SpaceWeb PC delivers full Internet access and telephony
        -----------
        features to the most remote single-user terminals in the network. A single-user version of the SpaceWeb Dial-Up, the SpaceWeb PC connects directly to a standard PC through a universal serial bus interface.

     Subscriber Earth Station (SES): SES is a low cost telephony product derived from and compatible with DAMA 10000. As an extension of DAMA 10000, SES is targeted at the provision of telephony services to unserved or underserved regions of the world. SES is designed to provide reliable, affordable, on-demand telecommunications service in remote and rural areas. SES is a small, lightweight and low cost terminal ideally suited for areas where telecommunications service is unavailable, unreliable or simply too expensive. Since it is satellite-based, a SES terminal is capable of being installed quickly, virtually anywhere to allow immediate access to the SES network and the Public Switched Telephone Network (PSTN). SES provides telecommunications service with high quality voice and industry standard interfaces.

     Hubs/Gateways: The Company manufactures the digital and modem portion of the hubs/gateways, which are comprised of a series of special purpose processing units utilized in multiplexing, network configuration and routing of information to the appropriate network destinations. This is controlled by the Company's proprietary networking and system software. Typically, the digital portion of the hub/gateway has a number of voice and data ports that directly attach to the user's equipment. Transmission between the hub/gateway and the remote VSAT is via a satellite transponder. The hub/gateway also includes radio frequency components and an antenna, which are purchased from suppliers and integrated into the system by the Company. The hub/gateway interacts with a network management system, which operates on a local or remote work station using proprietary software supplied by the Company.

     Network Management Systems: The Company provides a network management system, which shows network status in real time, and permits the operator to monitor and control network operations, including the diagnosis of problems. The interface with the operator is by a graphic display of the network status on a color monitor. The network management system can also be used for redefining network parameters, for adding and deleting remote network locations, for changing protocols and for collecting and reporting operational information and providing management reports. In addition, the system can be expanded if the hub/gateway is shared among several customers, to permit each customer to have such capabilities. The network management system can be installed remotely from the hub/gateway location if required.

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

     DAMA 10000: The Company's DAMA 10000 product primarily supports public and private networks that need to have full connectivity among all sites. The DAMA 10000 is a fully integrated product that offers the flexibility to create and manage both large and small networks. With an expandable system architecture and highly configurable terminal equipment, the DAMA 10000 is an efficient solution for small to very large networks. The system supports full mesh, point-to-point or point-to-multi-point communications circuits and any user can connect to any other user on the network. DAMA 10000 uses a proprietary control channel to set up and tear down calls between VSATs as these are requested by users on the network. This results in satellite capacity only being consumed when calls are requested, thereby optimizing satellite transponder costs for the customer. In addition, DAMA 10000 provides support for the major international telephony signaling systems including R2 and DTMF as well as various payphone metering schemes, allowing it to be interconnected with the PSTN in many countries around the world. These features of the product have resulted in it being ideally suited for rural telephony applications where individual VSATs provide multiple telephone lines to subscribers in remote locations. These VSATs are, in turn, all interconnected via satellite with the PSTN in the country of deployment providing the remote subscribers with worldwide calling capability.

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

     In an X.STAR network, VSATs all receive a common broadcast signal from the hub, filtering the data received to accept only the information addressed to devices connected to the VSAT. In order to transmit information back to the hub or to another VSAT via the hub, VSATs on the network share a common transmit channel back to the hub. Access to this transmit channel is controlled by the Company's unique dynamic capacity allocations algorithm, which allocates a transmission time and duration to each VSAT dynamically based on its traffic requirements.

     X.STAR uses a packet-based transmission and switching protocol that makes it suitable for the transmission of packetized data, which is increasingly being used in today's communications networks including the Internet. This protocol establishes and maintains error-free channels from initiation points to destination points on a network. In addition, the X.STAR product supports most major communications protocols including SDLC, X.25, X.3, HDLC and TCP/IP, resulting in seamless transport of information using these protocols across an X.STAR network.

     During 2001, the Company's research and development activities will be focused on upgrading, enhancing and replacing certain of the Company's existing products, which should result in cost reduced products and, thereby, increase the Company's competitive position.

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

Sales and Marketing

     The Company sells its satellite communication products directly and through international agents and alliances, which are supported by the Company's sales and marketing personnel. The Company continues to focus its sales efforts on the following:

     . Expanding global coverage through its highly trained, direct sales personnel with regional responsibilities, and through developing strategic alliances with larger organizations with international presence.

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

     Export sales, as a percentage of revenues, were approximately 78%, 93% and 90% in 2000, 1999 and 1998, respectively.

Backlog

     The Company's backlog represents future revenues that may be earned from sales orders or sales contracts for products or services. As of December 31, 2000, the Company's backlog was approximately $9,600,000. At December 31, 1999, the Company's backlog was approximately $7,800,000. The Company manufactures its products on the basis of customer orders and its forecast of near-term demand from its customers. The Company conducts virtually all of its business with foreign customers in United States currency and accordingly, is generally not subject to foreign currency fluctuations. Customary terms of business for product sales can be a substantial deposit on order with the remainder guaranteed by an irrevocable letter of credit or, when appropriate, open account.

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

     In 2000, 1999 and 1998, the Company incurred expenses of $5,417,000, $5,354,000 and $8,102,000, respectively, on research and development activities. During this period, the Company completed the development of the SES and SpaceWeb products (including broadband products) and upgraded its hub/gateway products and enhanced its SpaceWeb products for Internet applications.

Competition

     The Company has a number of competitors in the satellite communications field, most of which have substantially greater financial, marketing, and technological resources than the Company. The Company's competitors include large companies such as Hughes Network Systems and Gilat Satellite Networks. There can be no assurance that the Company will not experience increased competition in the future from these or other competitors, which may adversely affect the Company's ability to continue to market its products or services. The Company believes that it has been able to compete with these companies by offering flexible and cost effective products and utilizing the resources of local distributors, forming strategic alliances with major corporations, and by emphasizing product features and functions such as concurrent support of multiple protocols, voice capability, built-in diagnostic ports and downloadable software and configurations, which allow the products to serve the diverse needs of international customers. These product features and functions are based upon the Company's proprietary hardware and software.

     However, most of the Company's competitors offer products, which have one or more of the features and functions similar to those offered by the Company. The Company believes that the quality, performance and capabilities of its products, its ability to customize certain network functions and the efficient utilization of satellite capacity, coupled with the products generally offered by the Company's major vendors, have contributed to the Company's ability to compete. The Company's major competitors have the resources available to develop products with features and functions, competitive with, or superior to, those offered by the Company. There can be no assurance that such competitors will not develop such features or functions, or that the Company will be able to maintain a lower cost advantage for these products.

Patents and Intellectual Property

     The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. While the Company has filed certain patent applications, the Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection, which may not provide a competitive advantage in areas of rapid technological change. The use of trade secrets and copyrights will not necessarily protect the Company from the use by other persons of its technology or software, or technology or software that is similar to that, which is embodied in the Company's trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company's technology and software in whole or in part. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the

Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. With respect to the Company's venture into new fields, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for and been awarded some patents and intends to pursue patent protection for additional products developed by the Company. In addition, as the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Employees

     As of December 31, 2000, the Company employed 112 people on a full-time basis, including 62 employees in engineering/research and development, 24 employees in manufacturing, 10 employees in sales and marketing and 16 employees in administration and accounting.

     The Company believes that its relations with all employees are satisfactory. The employees and the Company are not parties to any collective bargaining agreements.

Risk Factors

     FORWARD LOOKING STATEMENTS. THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LIQUIDITY AND FINANCING RISKS, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, ACCEPTANCE OF THE COMPANY'S BROADBAND PRODUCTS, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES, THE TIMING OF OPERATING AND OTHER EXPENDITURES AND OTHER RISKS IDENTIFIED BELOW.

     BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

Future Capital Requirements

       The Company used net cash in operations of approximately $3,942,000 in the year ended December 31, 2000. There can be no assurance that the Company will generate positive cash flows from operations in fiscal 2001 or thereafter. The Company's ability to fund its capital requirements out of available cash, traditional sources of financing and cash generated from operations will depend on numerous factors, including but not limited to the commercial success of the Company's products and services and the Company's ability to collect payments from sales agreements. Should the Company's business increase significantly, the Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. The Company believes that such alternative sources of financing can be available, if required. However, due to a slowing in the U.S. economy and a tightening of credit in general, such sources of finance may not be available on terms as favorable as those generally available in prior years. The issuance of additional equity securities by the Company could result in substantial dilution to stockholders. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all.

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

       The Company has incurred operating losses of $7,932,000, $8,852,000, and $14,764,000 in 2000, 1999 and 1998, respectively. There can be no assurance that there will not be operating losses in future periods.

       The Company's quarterly operating results fluctuate primarily due to the timing of product sales. Sales of the Company's products are generally consummated through large orders, which require a long lead-time and an extended sales effort. The Company's sales in any quarter can be dependent on orders booked and shipped in that quarter. As a result, the precise timing of the recognition of revenue from an order can have a significant impact on the Company's total revenues and operating results for a particular period. The Company's operating results for a particular period could be adversely affected if an order is cancelled or rescheduled by customers or cannot be shipped in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. In addition, the Company's expense levels are based, in large part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company's revenues and operating results in any future period cannot be forecast with any degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Broadband Market

       In 1999, the Company introduced a family of products to address the growing demand for high bandwidth applications and Internet access via satellite. This market is highly competitive and there can be no assurance that the Company will be able to capture a significant portion of the market or that its broadband products will gain acceptance from customers and thereby generate significant volumes of sales. In addition, consumers may choose from a variety of broadband products to obtain high bandwidth internet access and there is no assurance that consumers will adopt satellite-based products or that satellite-based broadband products will capture a significant portion of the broadband market. The Company's ability to penetrate this market will depend on its ability to develop strategic alliances, reduce product costs, develop further refinements to its products and successfully develop additional distribution channels for its products. Failure to achieve market penetration in the broadband market could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Dependence on Emerging Markets

       The Company has generated approximately 15%, 44% and 50% of its revenue in Latin and South America in 2000, 1999 and 1998, respectively, 14%, 25% and 21% of its revenues in Africa and the Middle East in 2000, 1999 and 1998, respectively, and 42%, 19% and 17% of its revenue in Asia in 2000, 1999 and 1998, respectively. While in any individual year, the Company's revenues generally represent new projects to new or existing customers in new or existing geographic regions, there can be no assurance that the condition of the emerging economies will not continue to negatively impact the level of revenues generated by the Company in the foreign markets in future years.

Dependence On Key Personnel

       The Company's current and future performance is significantly dependent on the continued active participation of Emil Youssefzadeh, the Company's founder and Chief Executive Officer. Should Mr. Youssefzadeh leave or otherwise become unavailable to the Company, the Company's business, operating results and financial condition may be materially adversely affected. The Company has obtained a "key man" life insurance policy in the amount of $5,000,000 on the life of Mr. Youssefzadeh. In addition to Mr. Youssefzadeh, the Company's future success depends upon its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel.

Dependence On Key Suppliers And Manufacturers

       Certain components used by the Company in its existing products are purchased from single source suppliers and manufacturers. While the Company maintains an inventory of components and believes that alternative suppliers and manufacturers for all such components are currently available at reasonable terms, an interruption in the delivery of these components may have a material adverse effect on the Company. There can be no assurance as to when or whether the Company would be able to locate any such alternative suppliers. Furthermore, there can be no assurance that the Company will not encounter future component shortages or other disruptions in the supply of materials. Delays associated with raw materials or component shortages could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be exposure to inventory obsolescence associated with entering into a high-volume and single-source contracts with vendors.

Rural Telephony Market

       The Company's strategy includes focusing on selling rural telephony networking infrastructure and terminals for use in developing countries. There can be no assurance that a substantial market for rural telephony equipment in developing countries will ever develop, or if such a market does develop, that fixed-site VSAT-based equipment will capture a significant portion of that market. The Company's ability to penetrate this market will be dependent on its ability to develop equipment and software, which can be utilized by regional and local service providers to market and sell the use of such systems. Furthermore, there can be no assurance that the regional and local service providers will be able to successfully market such services to rural subscribers.

Sales To Foreign Customers

       The Company historically has generated substantially all of its revenue in overseas markets. While the Company is making efforts to penetrate the domestic market with its products, the Company's success is dependent upon its ability to continue to successfully market voice and data VSAT communication networks in international markets. The Company's export sales, as a percentage of total revenues, were approximately 78%, 93% and 90% in 2000, 1999 and 1998, respectively. As a result, the Company is subject to various risks, including currency fluctuations, greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements, such as export and import requirements, tariffs and other barriers, differences in intellectual property protections, difficulties in staffing and managing foreign operations, longer accounts receivable cycles and delays in resolving customer disputes, repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. These risks have had and may continue to have a materially adverse effect on the Company's business, operating results and financial condition. In addition, the satellite network service industries in the Company's target markets are highly regulated, which may limit the number and identity of potential service providers to which the Company can sell its products. Given the high degree of regulation in the Company's target market, and given the fact that such markets, which are primarily developing countries, involve greater political and economic instability, there can be no assurance that the Company's products will achieve general market acceptance in the Company's target markets. The Company's foreign sales are generally invoiced in U.S. dollars. However, as the Company expands its international sales into new markets, the Company may be paid in foreign currencies with greater frequency, and exposure to losses in foreign currency transactions may increase. In addition, if the relative value of the U.S. dollar in comparison to the Company's foreign customers' currency should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales, which could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence On Proprietary Rights; Risk of Infringement Claims

       The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. While the Company has filed certain patent applications, the Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection, which may not provide a competitive advantage in areas of rapid technological change. The use of trade secrets and copyrights will not necessarily protect the

Company from the use by other persons of its technology or software, or technology or software that is similar to that which is embodied in the Company's trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company's technology and software in whole or in part. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. With respect to the Company's venture into new fields, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for some patents and intends to pursue patent protection for additional products developed by the Company. In addition, as the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on a Limited Number of Customers and Credit Risk

       A significant portion of the Company's revenues are derived from a limited number of customers in any given year. The Company's success depends, in part, on its ability to establish and maintain relationships with such customers. Revenues attributable to the Company's top 5 customers in 2000 constituted approximately 59% of the Company's revenues. DTPI, the Company's 15% owned affiliate contributed approximately 18% to the Company's revenues in 2000. As a result, a decrease in revenues generated from either of these customers could have a material adverse effect on the Company's business, results of operation and financial condition. The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis. These sales are on a letter of credit or a similar guaranteed basis or on an open account basis. Generally, credit on an open account basis is only extended to customers with substantial financial resources or where the customer has demonstrated the ability to pay or to public utilities that are government owned in the country to which the product is shipped. There can be no assurance, however, that these customers will not encounter liquidity problems that could result in exceptional delays in the payment of or the inability to pay, accounts receivable balances. In the event of such an occurrence, the Company's financial condition and results of operations could be adversely affected. (See note 11 to the consolidated financial statements, which discusses sales to Principal Customers.)

Possible Volatility of Stock Prices

       The market prices for securities of technology companies, including the Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards and other events or general market factors may have a significant impact on the market price of the Company's Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of the Company's Common Stock. In addition, the Company trades on the NASDAQ National Market under the symbol "STMI". Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of the Company's Common Stock and the trading price per share could be reduced.

Anti-Takeover Provisions

       The Company's Certificate of Incorporation provides for 5,000,000 authorized but unissued shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. The Company's charter documents prescribe procedures for the nomination and election of directors and limit the ability of stockholders to take actions by written consent, which could make it more difficult for stockholders to elect directors or take other actions. Further, the Company's Bylaws include a "fair price provision", which requires the affirmative vote of two-thirds of the outstanding shares of capital stock entitled to vote generally in the election of directors to approve certain business combinations. In addition, the Company's stock option plan provides for the acceleration of vesting of options granted under such plan in the event of certain transactions, which result in a change of control of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock.

Control by Directors, Executive Officers and Affiliated Entities

       As of March 30, 2001, the Company's officers, directors and their affiliates owned approximately 20% of the outstanding Common Stock. If such stockholders were to act in concert, they might be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors. Such concentration of ownership could discourage or prevent a change in control of the Company. See "Principal Stockholders."

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

ITEM 2--PROPERTIES

       The Company's principal offices are located in a 62,000 square foot facility in Irvine, California, which houses all functions including manufacturing, engineering, accounting, administration, marketing, sales, and service. The Company purchased this facility on July 28, 1994 and refinanced the facility in September 1999. As a result of the refinancing, the Company issued a promissory mortgage note (the "Mortgage Note") in the amount of $7.0 million. The Mortgage Note is secured by the Company's land and building and related fixtures and accrues interest at 7% per annum. The Mortgage Note requires monthly principal and interest payments of $46,571 and is being amortized over a thirty-year period and matures in November 2014, at which time all remaining principal and accrued interest is due. In addition, the Company's lender has a second security interest on the Company's land and buildings as part of the security for a line of credit of $3,300,000. The Company currently subleases approximately 19,100 square feet of its Irvine facility to another Company under a four-year lease.

ITEM 3--LEGAL PROCEEDINGS

     The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. At December 31, 2000, the Company was engaged in a lawsuit which the Company expects to settle in the near future. The expected settlement of such lawsuit has been included in the results of operations and financial condition at December 31, 2000. The settlement will require the Company to repurchase certain inventory for $325,000 and to make a payment of $350,000 to the customer. The $350,000 was recorded in the fourth quarter of 2000 as a charge to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000. The Company does not expect that other matters will individually or in the aggregate have a material adverse effect on the Company's results of operations, liquidity or its financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the NASDAQ Stock Market under the symbol STMI. The high and low transaction prices for the common stock, as reported by the National Association of Securities Dealers, Inc. for each of the quarterly periods for the years ended December 31, 2000 and 1999 are set forth in the following table:

                                                              1st               2nd             3rd              4th
Price Range Per Share of Common Stock                       Quarter           Quarter          Quarter          Quarter
- -------------------------------------                      ----------      ------------      -----------     -----------
Year Ended December 31, 2000
  High................................................      $15.0000          $8.8750          $8.0000         $9.6875
  Low.................................................        5.4375           3.3750           4.2500          1.9375
 Year Ended December 31, 1999
  High................................................      $  6.063          $4.7500          $ 4.000         $ 8.375
  Low.................................................         2.281           2.5630            2.250           3.125

       As of November 8, 2000, there were 84 stockholders of record, and approximately 1,688 beneficial owners.

       The Company does not currently pay cash dividends on its common stock and intends to retain earnings, if any, for use in the operation and expansion of its business.

ITEM 6--SELECTED FINANCIAL DATA

       The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

       Effective March 31, 1996, the Company sold all the outstanding common stock of RF Microsystems ("RF"), a wholly-owned subsidiary for $2,926,000. This sale qualified as a disposal of a segment of a business.

       In June 1998, the Company completed the sale of its majority-owned subsidiary, TMSI, to Inter-Tel, Incorporated ("Inter-Tel") pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. Gains of $9,950,000, $2,964,000 and $840,000 (net of costs and reserves then considered necessary) were realized and are included in the consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, respectively. All such gains have been classified as gains on the sale of assets for the years ended December 31, 1998 through 2000. (See note 3 to the consolidated financial statements.)

       In 1997, the Company was awarded, through its then 100% owned subsidiary, DTPI, two long-term service contracts to provide rural telephony services in Mexico and Venezuela. In September 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. DTPI retained ownership of certain gateway infrastructure equipment. Both the remote and gateway equipment were classified as part of total assets at December 31, 1997. As a result of the revision of the agreement, the sales of remote equipment were classified as revenue in the Company's consolidated statement of operations data for 1998 and the gateway equipment was classified as part of total assets in the consolidated balance sheet data at December 31, 1998. There were no revenues associated with this Mexican customer in 1999 or thereafter.

       Arising from the award of the long-term service contract in Venezuela in 1998, DTPI formed Altair, S.A. with the national telephone company in Venezuela to provide telephony services in Venezuela. Through DTPI, the Company owned 49% of this joint venture and accounted for its investment on an equity basis. The equity investment of $4,151,000 in Altair is included in the consolidated balance sheet data at December 31, 1998. Revenues of approximately $740,000 and $3,600,000, representing sales to Altair by DTPI, were included in total revenues in 1999 and 1998, respectively, and the equity share of the net loss of Altair for 1999 of $59,000 and the net income of Altair for 1998 of $66,000 was included as part of the net loss in the consolidated statement of operations data. The revenues and share of the net loss recognized in 1999 for Altair represent the revenues and net loss through June 17, 1999. (See notes 4 and 14 to consolidated financial statements.)

       In March 1998, the Company completed a $10 million equity offering of common stock of STM for $4,000,000 and mandatory redeemable preferred stock of DTPI for $6,000,000; representing 25% of the voting stock of DTPI. The net proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends of $6,355,000 were classified as redeemable minority interest in the consolidated balance sheet data at December 31, 1998. The accrued dividends of $450,000 for 1998 and $275,000 for 1999 (through June 17,
1999), were classified as part of the net loss in the Company's consolidated statement of operations data for the years ended December 31, 1998 and 1999, respectively.

       On June 17, 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. ("REMEC") and Pequot Private Equity Fund ("Pequot"). The proceeds comprised cash of $2,219,000, net of transaction costs of $281,000, a reduction in accounts payable of approximately $2,300,000 and an offset against future purchases of inventory for approximately $2,300,000. In addition, DTPI also repaid STM $2,500,000 of a $10,000,000 note receivable.

       As a result of the June 17, 1999 financing, the Company reduced its ownership in the voting stock of DTPI from 75% to approximately 44% and relinquished operating control of DTPI. Due to losses incurred by DTPI from inception through June 17, 1999, STM's equity investment in DTPI (including a remaining balance of $7,500,000 from the $10,000,000 note receivable from DTPI) was reduced to zero and STM discontinued accruing losses of DTPI. The consolidated statements of operations data for 1999 includes the results of DTPI through June 17, 1999.

       Subsequent to the reduction of STM's ownership to approximately 44%, STM recognized revenue on sales of DTPI. (See note 14 to the consolidated financial statements.)

       DTPI repaid STM $3,750,000 of the note receivable in March 2000 and the remaining balance of such note receivable of $3,750,000 was converted into Preferred Stock of DTPI in June 2000. (See note 4 to consolidated financial statements.) STM also sold shares in DTPI for $440,000 in 2000. $3,175,000 of the repayment of the note receivable is classified as "recovery of note receivable from affiliate" and the balance of the repayment along with the proceeds from the sale of the shares in DTPI have been classified as "Gain on disposal of affiliate" in the statement of operations data for 2000.

       Arising primarily from the devaluation of the Brazilian Real, the Company incurred foreign currency devaluation costs of $1,906,000 in 1999 (primarily in the first quarter of 1999) that comprised losses on cash balances, on certain account receivable balances (where the Company negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has only partially compensated the Company for the reduction in the value of the Brazilian Real). Foreign currency devaluation costs were $341,000 in 2000 due primarily to a reduction in an accounts receivable balance in Brazil where the customer would not reimburse the Company for losses due to the devaluation of the Brazilian real.

       The consolidated statement of operations data and loss per share of common stock with respect to the years ended December 31, 2000, 1999 and 1998, and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from audited financial statements included elsewhere herein. The consolidated statement of operations data and income (loss) per share of common stock for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited financial statements not included herein.

                                                                                Year ended December 31,
                                                            2000       1999        1998         1997       1996
                                                         ---------   ---------   ---------    ---------   --------
                                                                     (in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues.....................................      $17,059     $22,226     $ 42,022       $52,148    $38,294
Gross profit.......................................        1,848       5,662        7,064        13,749      9,328
Recovery of note receivable from affiliate.........        3,175          --           --            --         --
Operating loss.....................................       (7,932)     (8,852)     (14,764)       (2,227)    (7,255)
Gain on sale of assets.............................          840       2,964        9,950            --         --
Gain on disposal of affiliate......................        1,015          --           --            --         --
Foreign currency devaluation costs.................         (341)     (1,906)          --            --         --
Loss before discontinued operations................       (6,747)     (8,311)      (9,406)       (2,051)    (5,156)
Net loss...........................................      $(6,747)    $(8,311)    $ (9,406)      $(2,051)   $(5,068)
Loss per share of common stock:
   Loss before discontinued operations:
    Basic..........................................      $ (0.94)    $ (1.18)    $  (1.36)      $ (0.32)   $ (0.81)
    Diluted........................................      $ (0.94)    $ (1.18)    $  (1.36)      $ (0.32)   $ (0.81)
  Net loss:
    Basic..........................................      $ (0.94)    $ (1.18)    $  (1.36)      $ (0.32)   $ (0.80)
    Diluted........................................      $ (0.94)    $ (1.18)    $  (1.36)      $ (0.32)   $ (0.80)
Weighted average common shares for calculating
 basic loss per share..............................        7,184       7,042        6,936         6,384      6,318
Weighted average common shares for calculating
 diluted loss per share............................        7,184       7,042        6,936         6,384      6,318

Consolidated Balance Sheet Data:
Working capital....................................      $ 5,889     $12,996     $ 16,013       $12,374    $21,773
Equity investment in affiliates....................          157         157        4,151            --         --
Total assets.......................................       29,466      34,478       63,201        54,417     51,840
Redeemable minority interest.......................           --          --        6,355            --         --
Long-term debt.....................................        6,848       7,049        4,306         4,577      4,828
Other long-term liabilities........................           33         762           --            --         --
Stockholders' equity...............................      $ 7,547     $13,447     $ 21,758       $27,062    $28,292

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

                                                                Year ended December 31, 2000*
                                                    1st          2nd          3rd         4th       Total
                                                  Quarter      Quarter      Quarter     Quarter      Year
                                                -----------  -----------  ----------- ----------- -----------
                                                        (dollars in thousands, except per share data)
Total revenues.............................         $ 3,817      $ 3,097      $ 5,010     $ 5,135     $17,059
Gross profit...............................           1,405        1,059        1,787      (2,403)      1,848
Recovery of note receivable from affiliate.           3,175           --           --          --       3,175
Operating income (loss)....................           1,860       (2,002)      (1,202)     (6,588)     (7,932)
Gain on disposal of affiliate..............             575          440           --          --       1,015
Gain on sale of assets                                   --          840           --          --         840
Net (loss) income..........................         $ 2,537      $(1,142)     $(1,327)    $(6,815)    $(6,747)
Income (loss) per share of common stock:
  Basic....................................         $  0.36      $ (0.16)     $ (0.18)    $ (0.94)    $ (0.94)
  Diluted..................................         $  0.33      $ (0.16)     $ (0.18)    $ (0.94)    $ (0.94)

                                                                    Year ended December 31, 1999
                                                -------------------------------------------------------------
Total revenues.............................         $ 3,091      $ 5,982      $ 6,536     $ 6,617     $22,226
Gross profit...............................          (1,329)       1,835        2,587       2,569       5,662
Operating loss.............................          (6,472)      (2,154)        (125)       (101)     (8,852)
Gain on sale of assets.....................              --        2,964           --          --       2,964
Foreign currency devaluation costs.........          (1,554)        (308)        (122)         78      (1,906)
Net income (loss)..........................         $(8,463)     $   368      $  (246)    $    30     $(8,311)
Income (loss) per share of common stock:
  Basic....................................         $ (1.20)     $  0.05      $ (0.03)    $  0.00     $ (1.18)
  Diluted..................................         $ (1.20)     $  0.05      $ (0.03)    $  0.00     $ (1.18)

* The results for the fourth quarter of 2000, included charges of approximately $4,900,000, which comprised inventory reserves of approximately $3,300,000 and approximately $1,600,000 for bad debt provisions and settlements. The inventory reserves of $3,300,000 comprised excess inventory associated with a version of the Company's products that will be replaced in 2001, obsolescence for certain components that have been designed out of the Company's existing products and a reserve established for certain components that were required to be valued at estimated net realizable value. Total inventory reserves established in 2000 were approximately $4,950,000. The additional reserve established in the fourth quarter of 2000 was due to the Company formalizing a development plan to replace existing products and thereby increasing the Company's exposure primarily to excess inventories and the Company finalizing a sales price for certain components in inventory at December 31, 2000. The increase in the reserves for bad debts and settlements established in the fourth quarter of 2000 was due to the Company agreeing to settle a customer dispute and due to certain occurrences that significantly increased the risk of non-collection of certain customer balances in the fourth quarter and prior to the release of results for the fourth quarter of 2000.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Background

     STM is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company's product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. Historically, the Company has focused its sales efforts on the international marketplace, particularly developing countries. For the year ended December 31, 2000, approximately 78% of the Company's revenue was generated in the international markets through foreign distributors and sales representatives. The Company's customers include government agencies, telephone companies, multi-location corporations and others.

Results of Operations

       The following table sets forth for the periods presented the percentages of revenues represented by certain items in the Company's consolidated statements of operations for the last three fiscal years. The percentages include the results of DTPI from inception through June 17, 1999.

                                                            Year ended December 31,
                                                      -------------------------------------
                                                        2000           1999          1998
                                                      --------       --------      --------
Revenues............................................   100.0%          100.0%       100.0%
Cost of revenues....................................    89.2            74.5         83.2
                                                      ------          ------       ------
  Gross profit......................................    10.8            25.5         16.8
Selling, general and administrative expenses........    44.2            36.5         30.3
Research and development costs......................    31.7            24.1         19.3
Recovery of note receivable from affiliate..........   (18.6)             --           --
Restructuring costs.................................      --             4.7           --
Move and relocation charges.........................      --              --          2.3
                                                      ------          ------       ------
  Total operating costs.............................    57.3            65.3         51.9
                                                      ------          ------       ------
  Operating loss....................................   (46.5)          (39.8)       (35.1)
Gain on disposal of affiliate.......................     5.9              --           --
Gain on sale of assets..............................     4.9            13.3         23.6
Other income (expense)..............................      --             0.4         (0.1)
Foreign currency devaluation costs..................    (2.0)           (8.6)          --
Net interest expense ...............................    (1.7)           (1.2)        (1.3)
                                                      ------          ------       ------
Loss before income taxes and minority interest......   (39.4)          (35.9)       (12.9)
Income tax expense..................................    (0.2)             --         (8.8)
                                                      ------          ------       ------
Loss before minority interest.......................   (39.6)          (35.9)       (21.7)
Equity in net income (loss) of affiliate............      --            (0.3)         0.1
Minority interest...................................      --            (1.2)        (0.8)
                                                      ------          ------       ------
Net loss............................................   (39.6)%         (37.4)%      (22.4)%
                                                      ======          ======       ======

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

       Total revenues were $17,059,000 for 2000, compared to $22,226,000 for 1999 (including DTPI through June 17, 1999), representing a decrease of 23% over the prior year period. Product revenues were $15,595,000 for 2000, compared to $19,962,000 for 1999 representing a decrease of 22% over the prior year period. Service revenues were $1,464,000 for 2000, compared to $2,264,000 for 1999, representing a decrease of 35% over the prior year.

       The decline in revenues in 2000, compared to 1999, primarily reflects reduced sales in Latin and South America and Africa and the Middle East partially offset by increased sales in Asia and the United States. The Company's revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects. Sales efforts are generally focused on specific customers and specific known and identified projects. Sales into the emerging markets continue to be impacted by delays and uncertainty. However, the Company is now focusing significant time and resources in pursuing revenue opportunities for its new range of broadband products. The Company believes there are significant opportunities for sales of these products in primarily developed, but also in developing countries. The Company believes that these measures over time should enable the Company to reduce its reliance on rural telephony projects in the emerging markets. However, there can be no assurance that such efforts will generate any revenue or any specific level of revenues.

       The gross profit percentage earned for 2000 was 11% compared to 26% in 1999. The gross profit for 2000 was positively impacted by approximately $2,100,000 associated with a settlement with a vendor and a credit against inventory purchases and negatively impacted by approximately $4,950,000 for inventory reserves established during the year and at December 31, 2000. The inventory reserves primarily comprised excess inventory associated with a version of the Company's products that will be replaced in 2001, obsolescence for certain components that have been designed out of existing products and a reserve established for certain components that were valued at an estimated net realizable value. Excluding these adjustments, the gross profit for 2000 would have been approximately 28%.

       Selling, general and administrative (SG&A) expenses for 2000 decreased to $7,538,000 (44% of revenue) from $8,118,000 (37% of revenue) for 1999. Excluding
DTPI (in which the Company sold its controlling interest on June 17, 1999), in 1999 SG&A would have been $6,608,000 (31% of revenue). The increase in SG&A, excluding DTPI, in 2000 compared to 1999, reflected approximately $1,600,000 in bad debt reserves and settlements accrued in the fourth quarter of 2000, partially offset by reduced costs arising from the cost reduction programs implemented by the Company in the second half of 1999.

       Research and development (R&D) costs for 2000 increased to $5,417,000 (32% of revenues) from $5,354,000 (24% of revenues) in 1999. In dollar terms, the R&D costs are consistent year on year reflecting the relatively fixed nature of such costs, although the actual product development projects can vary year over year.

       The recovery of the note receivable from affiliate of $3,175,000 in 2000, related to the $3,750,000 received from DTPI as a result of DTPI's financing. (See note 4 to the consolidated financial statements.) $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the accompanying consolidated statement of operations for 2000.

       The restructuring costs of $1,042,000 recognized in 1999 comprised severance costs associated with approximately 67 terminated employees, the write-off of certain assets in the Company's Brazilian subsidiary and an accrual for the estimated costs associated with exiting a lease commitment. All restructuring related accruals were paid as of December 31, 1999.

       The foreign currency devaluation costs of $1,906,000, recognized in 1999, arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has partially compensated the Company for the reduction in the value of the Brazilian Real). The foreign currency devaluation costs of $341,000 recognized in 2000, primarily reflected a write-down of certain accounts receivable balances from a customer in Brazil (where the customer would not reimburse the Company for any changes in the exchange rate on accounts receivable balances) and the devaluation of the Thai baht in 2000.

       The gain on sale of assets of $840,000 for 2000 and $2,964,000 for 1999, represented gains on the sale of substantially all the assets of TMSI. In the second quarters of 1999 and 2000, upon the release of the final funds from escrow and the resolution of a customer claim, respectively, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of additional gains on the sale of the assets of TMSI. (See note 3 to the consolidated financial statements).

       In 2000, the Company disposed of shares in DTPI resulting in a gain of $440,000, which has been classified as a gain on disposal of affiliate in the accompanying consolidated statement of operations for 2000. Combined with the $575,000 associated with the note recovery from DTPI, the resulting gain on disposal of affiliate was $1,015,000 in 2000.

  Interest income was $687,000 in 2000, compared to $1,221,000 in 1999. Excluding DTPI from 1999, interest income would have been $980,000 for 1999. The decrease in interest income reflects lower overall cash balances in 2000 compared to 1999 and lower interest income on a note receivable from DTPI in 2000 compared to 1999, due to the note being partially repaid in March 2000 and partially converted into preferred stock of DTPI in June 2000.

  Interest expense for 2000, was $978,000 compared to $1,491,000 for 1999. The reduction in interest expense in 2000 compared to 1999, related to a lower average level of short and long-term borrowings in 2000 compared to 1999, partially offset by increased costs associated with a new line of credit and certain letter of credit discounting costs.

  The tax provision for 2000 was due to taxes incurred by a foreign subsidiary. The absence of a U.S. tax provision in 2000 and 1999 is due to net operating losses incurred by the Company.

  The minority interest charge in 1999 related to accrued dividends through June 17, 1999, on the mandatory redeemable shares issued in March 1998 by DTPI. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

  The equity in net income and losses of unconsolidated affiliate in 1999 represented the Company's share of the income and losses of DTPI's equity investment in Altair through June 17, 1999, which was accounted for under the equity method. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

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

  The overall lower level of revenues, excluding DTPI, in 1999 compared to 1998 relates to a lower level of revenues earned in Asia, Africa and the Middle East and in the United States in 1999, partially offset by an increase in revenues in Latin America. The Company's revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects. In addition, the economic uncertainty in emerging markets continues to impair the sales cycle for the Company's products. Revenue opportunities were adversely impacted by the significant devaluation and continued instability in the Brazilian currency in 1999.

  The gross profit percentage earned for 1999 was 25% compared to 17% in 1998. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), the gross profit percentages would have been 35% for 1999, compared to 28% for 1998. The gross profit, excluding DTPI for 1998 was positively impacted by the realization of intercompany profits previously deferred on the sale of equipment by DTPI to its Mexican partner and was negatively impacted by inventory reserves of $2,640,000. Adjusted for these matters, the gross profit, excluding DTPI, would have been approximately 21% for 1998. The improved gross profit percentages for STM excluding DTPI, in 1999, reflected primarily improved margins earned on the Company's new lower cost products and lower system integration sales in 1999 (which typically have a lower gross profit percentage). The average gross profit percentage (excluding DTPI) earned in quarters two to four of 1999 was 39%.

  Selling, general and administrative (SG&A) expenses for 1999 decreased to $8,118,000 (37% of revenue) from $12,746,000 (30% of revenue) for 1998.
Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), in 1999 SG&A would have decreased to $6,608,000 (31% of revenue) compared to $10,186,000 (36% of revenue) for 1998. Excluding DTPI, the reduction in SG&A in 1999 compared to 1998 reflected reduced costs primarily in the second through the fourth quarters of 1999 arising from the cost reduction programs implemented by the Company in the first and second quarters of 1999.

  Research and development (R&D) costs for 1999 decreased to $5,354,000 (24% of revenues) from $8,102,000 (19% of revenues) in 1998. There were no R&D expenses associated with DTPI. The decrease in R&D costs in 1999 compared to 1998 primarily relate to cost reductions (including some headcount reductions) due to completion of the development of the Company's new low cost VSAT products, a charge of approximately $1,400,000 in 1998 for a contractually committed R&D project with no discernable future benefit, and the absence in 1999 of any R&D costs associated with TMSI (the assets of which were sold in June 1998).

  The restructuring costs of $1,042,000 recognized in 1999 related to cost reduction programs implemented in the first 6 months of 1999 and comprised severance costs associated with approximately 67 terminated employees, the write-off of certain assets in the Company's Brazilian subsidiary and the cost of exiting a lease commitment, which was determined to be in excess of current requirements. (See note 16 to the consolidated financial statements.)

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

  Interest income increased by $242,000 to $1,221,000 in 1999 from $979,000 in 1998. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), interest income would have been $980,000 in 1999 compared with $664,000 for 1998. The increase in interest income, excluding DTPI, for 1999 primarily relates to interest income recognized on a note receivable due from DTPI subsequent to the deconsolidation of DTPI. (See notes 4 and 14 to the consolidated financial statements.)

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

  The equity in net income (loss) of unconsolidated affiliate for 1998 and 1999 represented the Company's share of the loss for 1999 and income for 1998 of DTPI's equity investment in Altair which was accounted for on an equity basis. Coinciding with the Company relinquishing control of DTPI there was no equity pick-up required after June 17, 1999.

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

Liquidity and Capital Resources

  In March 2000, DTPI (the Company's then 44% affiliate) reached agreement with third party investors to invest new capital of $45,000,000 in DTPI. Under the terms of this agreement, DTPI paid STM cash of $3,750,000 as a reduction of a $7,500,000 note receivable from DTPI and converted $3,750,000 of the note receivable into preferred stock of DTPI. STM's ownership in DTPI was reduced to approximately 16%. (See note 4 to the consolidated financial statements.)

  In addition, in March 2000, the Company obtained a new line of credit for approximately $3,300,000, which made additional cash of approximately $2,800,000 available to the Company.

  In 2000, the Company had negative cash flows from operations of $3,943,000 compared to $822,000 in 1999. The net cash usage from operations in 2000 was primarily a result of losses for the year, increases in accounts receivable and inventories partially offset by increases in customer deposits and a recovery of a note receivable from DTPI. Certain non-cash items plus a reduction of $8,004,000 in accounts receivable reduced the usage of cash by the net loss for 1999 from $8,311,000 to the cash used in operations of $822,000.

  In 2000, the Company used $286,000 in investing activities compared to cash generation of $810,000 in 1999. In 2000, the company invested $1,666,000 in property, plant and equipment, which was reduced by $575,000 in proceeds from the repayment of a note receivable, $440,000 from the sale of shares in DTPI and a reduction in restricted cash of $365,000. In 1999, the Company generated cash of $4,719,000 from the June 1999 financing and $1,106,000 from the sale of short-term investments and used cash of $3,149,000, which was forfeited upon deconsolidation of DTPI, $1,102,000 to invest in Altair, $466,000 to increase restricted cash and $298,000 for purchases of property, plant and equipment.

  In 2000, net cash generated from financing activities was $2,691,000 compared to cash used of $5,716,000 in 1999. In 2000, the Company generated $2,588,000 from short-term borrowings, $654,000 from proceeds from stock options and repaid long-term debt of $551,000. In 1999, the Company generated $2,939,000 net from refinancing its corporate headquarters and used $8,650,000 by repaying short-term borrowings.

  Overall, the Company's cash, cash equivalents (excluding restricted balances) totaled $2,903,000 at December 31, 2000, compared to $4,441,000 at December 31, 1999.

  At December 31, 2000, the Company's currents assets were $20,927,000 and current liabilities were $15,038,000, representing a current ratio of 1.39 to
1.0. Excluding inventory of $8,355,000, the Company's quick ratio (current assets less inventory compared to current liabilities) was 0.84 to 1.0. Management's expectations are that the Company's financial performance will improve in 2001 based on current backlog and sales opportunities, where the Company has been awarded certain business but contract negotiations are pending. The Company also expects improved experience in 2001 with respect to inventory and accounts receivable provisions. In addition, management expects to be able to sell all or a certain proportion of assets that have no carrying value in the Company's balance sheet (due to equity method of accounting on certain investments) and expects a significantly lower level of capital expenditures than 2000. The Company may also be able to establish an additional line of credit for domestic receivables in 2001, which are not part of the Company's current credit facilities. Should the Company's operating performance improve, the Company may raise capital on more favorable terms than currently available. Accordingly, management expects to have sufficient cash generated from operations, through availability under existing lines of credit, through disposal of certain assets described above and from other external sources to meet the anticipated cash requirements for the next twelve months.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial statements", as amended, issued by the United States Securities and Exchange Commission. The SAB did not have a material effect on the Company's revenue recognition policy.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, prior to the devaluation of the Brazilian currency in January 1999 the Company had generated a significant portion of its Brazilian revenue in the local currency of Brazil. While the contracts relating to such arrangements generally contained provisions that called for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil expressed an unwillingness to fully adjust contract amounts to fully reflect some of the exchange rate fluctuations. Brazilian counsel advised the Company that there was uncertainty as to the enforceability of provisions, which tie payments to foreign currency rates. The Company, therefore, whenever possible, negotiates sales to Brazilian customers in U.S. dollars to avoid any uncertainty as to the value of receivables. The Company does not use derivatives to manage any foreign currency exposures.

  The Company's exposure to market risk is mainly comprised of interest rate risk and credit risk related to its short-term investments, which are primarily invested in variable rate instruments. The Company addresses these risks by monitoring credit quality standards and maturity dates of investments. The Company's exposure to market risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio. The Company's exposure to short term interest rate fluctuations is limited to its short-term borrowings under its line of credit for $3,300,000. Such line of credit allows borrowings up to $2,800,000 and therefore a 1% increase in interest rates would increase interest expense by $28,000.

ITEM 8--FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND SUPPLEMENTARY
DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

Consolidated Financial Statements:

Report of Independent Auditors.............................................. 26
Consolidated Balance Sheets as of December 31, 2000 and 1999................ 27
Consolidated Statements of Operations for the years ended
 December 31, 2000, 1999 and 1998........................................... 28
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998..................................... 29
Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998........................................... 30
Notes to Consolidated Financial Statements.................................. 32

Financial Statement Schedule:
(For the three years ended December 31, 2000)

Schedule II--Valuation and Qualifying Accounts and Reserves................. 49

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STM Wireless, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP



Orange County, California
February 18, 2001

                               STM WIRELESS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                   (dollars in thousands, except share data)


                                                                                   2000         1999
                                                                                 --------     --------
                                    ASSETS
Current assets:
 Cash and cash equivalents.....................................................  $  2,903     $  4,441
 Restricted cash and short-term investments....................................     2,250        2,615
 Accounts receivable, less allowances of $1,701 in 2000 and $590 in 1999.......     7,014        7,841
 Inventories...................................................................     8,355       11,069
 Prepaid expenses and other current assets.....................................       405          250
                                                                                 --------     --------
  Total current assets.........................................................    20,927       26,216
Property, plant and equipment, net.............................................     8,266        7,964
Equity investment in affiliates................................................       157          157
Other assets...................................................................       116          141
                                                                                 --------     --------
  Total assets.................................................................  $ 29,466     $ 34,478
                                                                                 ========     ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings.........................................................  $  4,588     $  2,000
 Current portion of long-term debt.............................................       192          542
 Accounts payable..............................................................     5,941        5,967
 Accrued liabilities...........................................................     2,552        4,214
 Customer deposits and deferred revenue........................................     1,224            7
 Income taxes payable..........................................................       541          490
                                                                                 --------     --------
  Total current liabilities....................................................    15,038       13,220
Long-term debt.................................................................     6,848        7,049
Other long-term liabilities....................................................        33          762
Commitments and contingencies (note 9).........................................        --           --
Stockholders' equity:
 Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued
  or outstanding...............................................................        --           --
 Common stock, $0.001 par value; 20,000,000 shares authorized; 7,248,075 and 7,042,204 shares issued and outstanding at December 31, 2000 and
  1999, respectively...........................................................         7            7
 Additional paid in capital....................................................    39,287       38,140
 Accumulated deficit...........................................................   (31,447)     (24,700)
 Receivable from stockholder...................................................      (300)          --
                                                                                 --------     --------
  Total stockholders' equity...................................................     7,547       13,447
                                                                                 --------     --------
  Total liabilities and stockholders' equity...................................  $ 29,466     $ 34,478
                                                                                 ========     ========

         See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                 (dollars in thousands, except per share data)


                                                              2000        1999         1998
                                                            --------     -------     --------
Revenues:
   Products................................................. $15,595     $19,962     $ 39,355
   Services.................................................   1,464       2,264        2,667
                                                             -------     -------     --------
       Total revenues.......................................  17,059      22,226       42,022
                                                             -------     -------     --------
Cost of revenues:
   Products.................................................  13,344      14,386       32,010
   Services.................................................   1,867       2,178        2,948
                                                             -------     -------     --------
       Total cost of revenues...............................  15,211      16,564       34,958
                                                             -------     -------     --------
       Gross profit.........................................   1,848       5,662        7,064
Selling, general and administrative expenses................   7,538       8,118       12,746
Research and development costs..............................   5,417       5,354        8,102
Recovery of note receivable from affiliate..................  (3,175)         --           --
Restructuring costs.........................................      --       1,042           --
Move and relocation charges.................................      --          --          980
                                                             -------     -------     --------
       Total operating costs................................   9,780      14,514       21,828
                                                             -------     -------     --------
       Operating loss.......................................  (7,932)     (8,852)     (14,764)
Interest income.............................................     687       1,221          979
Interest expense............................................    (978)     (1,491)      (1,476)
Foreign currency devaluation costs..........................    (341)     (1,906)          --
Gain on sale of assets......................................     840       2,964        9,950
Gain on disposal of affiliate...............................   1,015          --           --
Other income (expense), net.................................      --          87          (53)
                                                             -------     -------     --------
       Loss before income taxes, equity income (loss) and
       minority interest....................................  (6,709)     (7,977)      (5,364)
Income tax expense..........................................     (38)         --       (3,698)
                                                             -------     -------     --------
       Loss before equity income and minority interest......  (6,747)     (7,977)      (9,062)
Equity in net income (loss) of unconsolidated affiliates....      --         (59)          66
Minority interest expense...................................      --        (275)        (410)
                                                             -------     -------     --------
       Net loss............................................. $(6,747)    $(8,311)    $ (9,406)
                                                             =======     =======     ========

Loss per share of common stock:
   Basic:................................................... $ (0.94)    $ (1.18)    $  (1.36)
   Diluted:................................................. $ (0.94)    $ (1.18)    $  (1.36)

Common shares used in computing per share amounts:
   Basic....................................................   7,184       7,042        6,936
   Diluted..................................................   7,184       7,042        6,936

         See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                    (dollars in thousands except share data)


                                      Number           Common          Additional                    Receivable       Total
                                    of Shares         Stock at          Paid-in       Accumulated      From       Stockholders'
                                   Common Stock       Par Value         Capital         Deficit     Stockholder      Equity
                                   ------------       ---------        ----------      -----------   -----------   -------------
Balance at December 31, 1997...      6,448,164         $   6             $34,039        $ (6,983)     $     --       $ 27,062
Issuance of common stock.......        571,429             1               3,955              --            --          3,956
Exercise of stock options......         22,611            --                 146              --            --            146
Net loss.......................             --            --                              (9,406)           --         (9,406)
                                     ---------         -----             -------       ---------      --------       --------

Balance at December 31, 1998...      7,042,204             7              38,140         (16,389)           --         21,758
Net loss.......................             --            --                  --          (8,311)           --         (8,311)
                                     ---------         -----             -------       ---------      --------       --------

Balance at December 31, 1999...      7,042,204             7              38,140         (24,700)           --         13,447
Issuance of common stock at
 fair value....................        100,000            --                 400              --          (300)           100
Exercise of stock options......        105,871            --                 654              --            --            654
Fair value of stock warrants
 issued........................             --            --                  93              --            --             93
Net loss.......................             --            --                  --          (6,747)           --         (6,747)
                                     ---------         -----             -------        --------      --------       --------

Balance at December 31, 2000...      7,248,075         $   7             $39,287        $(31,447)     $   (300)      $  7,547
                                     =========         =====             =======        ========      ========       ========


          See accompanying notes to consolidated financial statements.

                               STM WIRELESS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)


                                                                             2000           1999           1998
                                                                           --------       --------       --------
Cash flows from operating activities:
  Net loss............................................................     $(6,747)       $(8,311)       $ (9,406)

Adjustments to reconcile net loss to net cash provided by
 (used in) operations:
  Minority interest...................................................          --            275             410
  Equity in losses (earnings) of affiliates...........................          --             59             (66)
  Gain on sale of TMSI................................................        (840)        (2,964)         (9,950)
  Gain on resolution of vendor dispute................................      (1,234)            --              --
  Gain on disposal of affiliate.......................................        (440)            --              --
  Recovery of note receivable.........................................        (575)            --              --
  Provision (recovery) for allowances on accounts receivable, net.....       1,338           (136)          1,488
  Provision (recovery) for inventory obsolescence, net................       5,217           (189)          2,640
  Provision for impairment of long-lived assets.......................          --             --             500
  Non-cash restructuring charges......................................          --            246              --
  Foreign currency devaluation costs..................................         341          1,906              --
  Depreciation and amortization.......................................       1,491          2,769           2,025

  Changes in assets and liabilities, excluding effects of sale of subsidiaries:
    (Increase) decrease in accounts receivable........................        (851)         8,004          (6,656)
    Increase in inventories...........................................      (2,503)           (43)         (1,218)
    (Increase) decrease in prepaid and other assets...................        (147)         1,257          (1,167)
    Decrease in deferred income taxes.................................          --             --           3,132
    Decrease in long-term receivables.................................          --            906             564
    Decrease in other assets..........................................          62            234              --
    Decrease in accounts payable......................................         (26)        (1,161)         (3,811)
    Increase (decrease) in customer deposits..........................       1,217         (1,433)          1,625
    Decrease in accrued liabilities...................................        (297)        (1,731)           (115)
    Increase (decrease) in income taxes payable.......................          51           (510)            575
                                                                           -------        -------        --------
       Net cash used in operating activities........................        (3,943)          (822)        (19,430)
                                                                           -------        -------        --------

Cash flows from investing activities:
  Net change in short-term investments................................          --          1,106           1,821
  Decrease (increase) in restricted assets............................         365           (466)           (624)
  Purchases of property, plant, and equipment.........................      (1,666)          (298)         (1,500)
  Cash forfeited upon sale of DTPI....................................          --         (3,149)             --
  Equity investment in Altair.........................................          --         (1,102)         (3,168)
  Proceeds from sale of TMSI..........................................          --             --          17,299
  Proceeds from repayment of note receivable..........................         575          2,500              --
  Proceeds from sale of DTPI stock, net...............................         440          2,219              --
                                                                           -------        -------        --------
    Net cash provided by (used in) investing activities...............        (286)           810          13,828
                                                                           -------        -------        --------

                                                                                                        (continued)

                              STM WIRELESS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2000, 1999 and 1998
                            (dollars in thousands)


                                                                               2000               1999               1998
                                                                          --------------      -------------      -------------
Cash flows from financing activities:
  (Repayment) increase in short-term borrowings, net.................          2,588             (8,650)             2,750
  Proceeds from issuance of common stock, net........................            654                 --              4,102
  Proceeds from issuance of redeemable preferred stock in                         --                 --              5,886
  subsidiary, net....................................................
  Proceeds from issuance of long-term leases.........................             --                 90                 56
  Proceeds from refinancing of corporate headquarters................             --              7,000                 --
  Repayments of long-term debt.......................................           (551)            (4,156)              (271)
                                                                             -------            -------            -------
    Net cash provided (used in) by financing activities..............          2,691             (5,716)            12,523
                                                                             -------            -------            -------

Effect of foreign exchange rate on cash and cash equivalents.........             --               (847)                --
Net increase (decrease) in cash and cash equivalents.................         (1,538)            (6,575)             6,921
Cash and cash equivalents at beginning of year.......................          4,441             11,016              4,095
                                                                             -------            -------            -------
Cash and cash equivalents at end of year.............................        $ 2,903            $ 4,441            $11,016
                                                                             =======            =======            =======

Supplemental disclosure of cash flow information:
  Interest paid......................................................        $   789            $ 1,466            $ 1,476
                                                                             =======            =======            =======
  Income taxes paid..................................................        $    --            $   208            $    --
                                                                             =======            =======            =======


     In 1998, the Company contributed approximately $917,000 in inventory to Altair, the Company's joint venture with CANTV.

     In 2000, the Company issued common stock with a fair value of $400,000 in connection with Mark Shahriary's consulting services (see Note 14) and issued stock warrants with a fair value of $93,000 in connection with the Company's line of credit (see Note 7).

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

Use of Estimates

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates.

Revenue Recognition

     Sales of the Company's communications products and related installed software are generally recognized upon shipment when title and risk of loss have been transferred to the customer. Sales of the Company's products to distributors are normally not subject to right of return. Service revenues are recognized as services are completed.

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

Cash and Cash Equivalents

     Cash equivalents are highly liquid investments, which are readily convertible into known amounts of cash and have original maturities of three months or less, consisting primarily of cash, certificates of deposit and other money market instruments.

Short-Term Investments

     The Company's short-term investments consist primarily of certificates of deposit with original maturities between 90 and 360 days. There were no unrestricted, short-term investments at December 31, 2000 and 1999.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Restricted Assets

     Cash and short-term investments whose use is restricted are classified separately as restricted cash and short-term investments.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                                                               December 31,
                                                              2000      1999
                                                          ---------   ----------
                                                          (dollars in thousands)

     Raw materials.....................................      $5,046    $ 6,091
     Work in process...................................       1,275        590
     Finished goods....................................       2,034      4,388
                                                             ------    -------
                                                             $8,355    $11,069
                                                             ======    =======

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

     In 1999, the Company reduced its inventory reserves by approximately $189,000 through the sale of inventory, previously reserved. In 2000, the Company increased its inventory reserves by approximately $4,950,000 ($3,300,000 in the fourth quarter) to recognize excess inventory associated with a version of the Company's products that will be replaced in 2001, obsolescence for certain components that have been designed out of the Company's existing products and a reserve established for certain components to value them at estimated net realizable value.

Equity Method of Accounting

     Investments in twenty to fifty percent-owned affiliates are accounted for under the equity method of accounting, whereby the investment in and advances to the affiliate are carried at cost, plus the Company's equity in undistributed earnings or losses since acquisition. The Company defers its share of the profits or losses on sales to affiliates and when appropriate these amounts are amortized to income. In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", ("APB18"), when an equity investment is reduced to zero and there are no funding obligations or guarantees of the obligations of the affiliate, the Company does not accrue any future losses of the affiliate and discontinues the equity method until such time that the affiliate is profitable. Reserves are provided where management determines that the investment or equity in earnings has been permanently impaired. As of December 31, 2000 and 1999, the Company had no investments that were accounted for under the equity method.

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

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Long-Term Receivables

     Long-term receivables are recorded at cost. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. Arising from the currency devaluation in Brazil in 1999, the Company negotiated a settlement of certain long-term receivables from a customer in Brazil. The loss arising of $584,000 has been classified as a part of the foreign currency devaluation costs in the accompanying consolidated statement of operations in 1999. As of December 31, 2000 and 1999, there were no amounts recorded as long-term receivables.

Fair Value of Financial Instruments

     As of December 31, 2000 and 1999, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income taxes payable approximate fair value due to the short-term nature of such instruments. The carrying value of short-term investments approximates fair value based on quoted market prices for those or similar investments. The fair value of all debt approximate fair value as the related interest rates approximate rates currently available to the Company.

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

Stock Options Plans

     The Company measures stock-based compensation for employees using the intrinsic-value method, which assumes that options granted with exercise prices at the fair market value of the underlying stock at the date of grant have no intrinsic value. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," pro forma net loss and net loss per share are presented in note 8 as if the fair value method had been applied.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Translation

     The Company has determined that the U.S. dollar is the functional currency for its subsidiaries outside the U.S. under SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"). Based on this determination, the Company's foreign operations are measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Inventory, fixed assets and other non-monetary assets and liabilities are remeasured from foreign currencies to U.S. dollars at historical exchange rates whereas cash, accounts receivable and other monetary assets and liabilities are remeasured at current exchange rates. Gains and losses resulting from those remeasurements are included in income for the current period. In 2000, the Company incurred foreign currency devaluation costs of $341,000 primarily associated with the devaluation of the Brazilian currency. In 1999, $1,906,000 was recognized as a foreign currency devaluation cost, also associated with the Brazilian currency. Foreign currency losses in 1998 were not material. Such costs are included in the consolidated statement of operations for the annual periods noted.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. Adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial statements", as amended, issued by the United States Securities and Exchange Commission. The SAB did not have a material effect on the Company's revenue recognition policy.

Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

(3)  Acquisitions and Disposals

Telecom Multimedia Systems, Inc.

     In 1998, the Company sold certain assets and transferred certain liabilities of TMSI for approximately $25 million in cash. Gains of approximately $840,000, $2,964,000 and $9,950,000 (net of transaction costs, certain normal course reserves considered necessary and reserves required for certain contingent liabilities) were recognized in the accompanying consolidated statements of operations in 2000, 1999 and 1998, respectively. The gain of $2,964,000 in 1999 was recognized upon the release of final funds from escrow. The gain of $840,000 in 2000 was recognized upon the resolution of a customer claim. Included in the consolidated balance sheets at December 31, 2000 and 1999, is approximately $92,000 and $88,000, respectively, of cash in escrow classified as accounts receivable and approximately $40,000 and $880,000, respectively, classified as accrued liabilities, related to the disposition of TMSI.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The accompanying consolidated statements of operations reflect the operations of TMSI through March 31, 1998, the effective date of disposal.

     The following sets out summarized financial information giving effect to the disposal of TMSI.

                                                            Three Months
                                                       Ended March 31, 1998
                                                  ----------------------------
                                                            (Unaudited)
     Net revenues:
         STM......................................            $ 6,267
         TMSI.....................................                682
                                                              -------
            Total.................................            $ 6,949
                                                              =======

     Net loss
         STM......................................            $(3,929)
         TMSI.....................................               (145)
                                                              -------
            Total.................................            $(4,074)
                                                              =======

(4)  Deconsolidation and Accounting for DTPI

     STM incorporated DTPI in 1996. In March 1998, the Company invested $15 million in DTPI, (comprising $5 million for 1,000,000 shares of Series B Preferred Stock, and a $10 million loan) and entered into a Product Supply Agreement with DTPI. The loan was repayable out of the proceeds of future DTPI financings. Concurrently with this investment, two funds managed by Pequot Capital Management ("Pequot") acquired a 25% ownership of DTPI. Through June 17, 1999, STM consolidated the results of DTPI.

     In June 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. ("REMEC") and Pequot, thereby reducing STM's ownership to 44% of the voting stock of DTPI.

     In addition, in June 1999, DTPI announced the appointment of a new chairman and chief executive officer of DTPI. As a result, STM relinquished operating control of DTPI and changed its accounting for DTPI from the full consolidation method to the equity method effective June 17, 1999.

     Due to the losses incurred by DTPI from inception through June 17, 1999, STM's equity investment (including a note receivable from DTPI of $7,500,000 at June 17, 1999) in DTPI was reduced to zero. STM had no funding obligations to DTPI nor had STM guaranteed any obligations of DTPI. Therefore, in accordance with APB18, STM had not accrued any losses of DTPI subsequent to June 17, 1999, and would only apply the equity method of accounting for DTPI, at such time that DTPI is profitable and losses not previously recognized were fully recovered. Therefore, the accompanying consolidated statement of operations for the year ended December 31, 1999, only includes the results of DTPI for the period January 1, 1999, through June 17, 1999.

     The proceeds of $7,100,000 comprised cash of $2,219,000 net of transaction costs of $281,000, a reduction in accounts payable of approximately $2,300,000 and a credit against future purchases of inventory for approximately $2,300,000. Due to uncertainty concerning the recoverability of the $2,300,000 credit against future purchases, such credit was fully reserved at June 30, 1999. Approximately $857,000 and $125,000 of such credits were realized in 2000 and 1999, respectively, and have been credited to income.

     In connection with the sale of the shares in DTPI in June 1999, STM granted a price adjustment of approximately $1,458,000 to REMEC whereby the price of all future purchases of committed product from REMEC were increased and STM granted DTPI a concession of $1,600,000 against future purchases of product by DTPI from STM. These obligations were accrued at the time of sale of the DTPI shares.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     In August 2000, coinciding with an amendment to the product supply agreement with REMEC, the price increases on future product commitments were eliminated in consideration for STM releasing REMEC from all claims for past product disputes such that approximately $1,234,000 was credited to income (as part of product cost of revenues in the accompanying statement of operations for 2000) and at December 31, 2000, approximately $224,000 remained as an accrued expense. At December 31, 2000, the concession with DTPI had been fully satisfied.

     In June 1999, DTPI also repaid STM $2,500,000 of a $10,000,000 note receivable from DTPI, with the remaining balance of $7,500,000 of the note to be repaid out of the proceeds of future DTPI financings, if any. As a result of the foregoing, there was no gain or loss recognized on the sale of the DTPI shares in 1999.

     As a result of STM's deconsolidation of DTPI, STM no longer accounted for DTPI's equity investment in Altair, nor for DTPI's redeemable preferred stock. Through June 16, 1999 and December 31, 1998, the Company recognized equity losses of $59,000 and equity income of $66,000 for DTPI's equity investment in Altair, respectively. Through June 16, 1999 and December 31, 1998, the Company recognized a minority interest expense of $275,000 and $410,000, respectively, associated with DTPI's redeemable preferred stock.

     On March 28, 2000, DTPI completed a $45 million financing which reduced STM's ownership to approximately 16% of DTPI on a fully diluted basis and STM discontinued the equity method of accounting for DTPI. Coinciding with this financing, STM received $3,750,000 in cash from DTPI representing a partial repayment of a $7,500,000 note receivable from DTPI. The remaining balance of the note receivable was converted into preferred stock of DTPI. The preferred stock has no carrying value at December 31, 2000 due to equity losses recognized in prior periods through June 17, 1999.

     The $7,500,000 note receivable from DTPI was fully reserved through a combination of the Company's equity interest in the losses of DTPI recorded through June 17, 1999, and additional provisions effectively made at the date of deconsolidation on June 17, 1999. The total recovery of the note of $3,750,000 is reflected on two line items on the consolidated statements of operations for the year ended December 31, 2000: $3,175,000 is shown in operating costs as a "Recovery of note receivable from affiliate" and $575,000 is reflected as non-operating income under the caption "Gain on disposal of affiliate". The portion treated as "Gain on disposal of affiliate" was the portion of the reserve that was effectively established at the date of deconsolidation. The remaining portion was reported as operating income as the reserve against the note through June 17, 1999, was originally recorded through losses from operations.

     In addition, in June 2000, the Company sold shares of DTPI for $440,000 and reduced its ownership in DTPI to approximately 15%. The gain of $440,000 has been classified as "Gain on disposal of affiliate" in the accompanying consolidated statement of operations for the year ended December 31, 2000.

     The following sets out summarized financial information giving effect to the deconsolidation of DTPI.

                                                 Three Months        Year Ended
                                                Ended March 31,     December 31,
                                                     1999               1998
                                                ---------------     ------------
                                                  (unaudited)
     Net revenues:
         STM...............................         $ 2,101           $28,419
         DTPI..............................             990            13,603
                                                    -------           -------
            Total..........................         $ 3,091           $42,022
                                                    =======           =======

     Net loss
         STM...............................         $(5,915)          $(5,013)
         DTPI..............................          (2,548)           (4,393)
                                                    -------           -------
            Total..........................         $(8,463)          $(9,406)
                                                    =======           =======

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(5)  Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

                                                                                       December 31,
                                                                                      2000       1999
                                                                                  ----------- -----------
                                                                                   (dollars in thousands)
     Land.....................................................................      $ 2,530     $ 2,530
     Building and building improvements.......................................        3,549       3,549
     Satellite equipment......................................................        2,506       1,424
     Equipment................................................................        8,895       8,396
     Furniture and fixtures and leasehold improvements........................          425         341
                                                                                    -------     -------
                                                                                     17,905      16,240
     Less:
       Accumulated depreciation and amortization..............................        9,639       8,276
                                                                                    -------     -------
                                                                                    $ 8,266     $ 7,964
                                                                                    =======     =======

(6)  Accrued Liabilities

     Accrued liabilities consist of the following:

                                                                                       December 31,
                                                                                      2000       1999
                                                                                  ----------  -----------
                                                                                   (dollars in thousands)
     Accrued salaries, bonuses and payroll related expenses...................       $  617     $  506
     Accrued engineering services.............................................          299         23
     Accrued legal & professional fees........................................          161        128
     Accrued agent commissions................................................          476         80
     Accrued litigation, concessions and indemnifications.....................          817      2,493
     Other....................................................................          182        984
                                                                                     ------     ------
                                                                                     $2,552     $4,214
                                                                                     ======     ======

                              STM WIRELESS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(7)  Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

     The Company has a revolving credit facility with one bank totaling $2,000,000. The facility is secured by the Company's certificates of deposit in the same amount with the bank. Borrowings are due on demand and accrue interest at .75% over the certificates of deposit rate. At December 31, 2000 and 1999, the outstanding balances under this credit facility were $2,000,000.

     On March 27, 2000, the Company entered into a new two-year revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. The line of credit bears interest at prime plus 1%. At December 31, 2000, the interest rate on this facility was 10.5%. In connection with the new credit facility, the Company issued a warrant to purchase 10,000 shares of common stock at an exercise price of $10.50 per share. The warrant has a five-year term. The fair value of the warrant of $93,000 is being amortized over the term of the credit agreement. The Company has recognized $35,000 of this amount as interest expense during 2000. The remaining balance of $58,000 is included in prepaid expenses.

     Availability to borrow the $2,800,000 is based upon a percentage of eligible inventories and accounts receivable. Borrowings under the line of credit at December 31, 2000, were approximately $2,588,000 with additional availability of $212,000. The lender was granted a security interest in substantially all of the Company's assets.

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

     Long-term debt consists of the following:

                                                              December 31,
                                                            2000       1999
                                                        ----------  -----------
                                                         (dollars in thousands)
     Mortgage payable on building....................      $6,923      $6,994
     Notes payable--Banco do Brasil..................          --         224
     Capitalized lease obligations...................         117         373
                                                           ------      ------
        Total........................................       7,040       7,591
     Less current portion............................        (192)       (542)
                                                           ------      ------
     Long-term debt..................................      $6,848      $7,049
                                                           ======      ======

     The obligations for capital leases relate to leases entered into for the purchase of computers, fixtures and test equipment. The capitalized leases are at rates, which vary from 9.5% to 12.7% per annum.

     Future maturities on long-term debt are as follows:

                                                              Year ended
                                                             December 31,
                                                        -----------------------
                                                         (dollars in thousands)
     2001............................................          $  192
     2002............................................              85
     2003............................................              88
     2004............................................              95
     2005............................................             101
     Thereafter......................................           6,479
                                                               ------
                                                               $7,040
                                                               ======

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(8)  Stockholders' Equity

Preferred Stock

     The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of common stock.

Stock Options

     In January 1992, the Company adopted the Incentive Stock Option, Non Qualified Stock Option and Restricted Stock Purchase Plan--1992 (the "1992 Plan"). The 1992 Plan was amended by the Board of Directors in 1998 to increase the number of stock options available for grant by 900,000. The 1992 Plan now provides for the grant by the Company of options and/or rights to purchase up to an aggregate of 1,750,000 shares of common stock. In October 1994, the Company's Board of Directors adopted the Satellite Technology Management, Inc. 1994 Option Plan for Non-Employee Directors (the "1994 Plan"). The 1994 Plan was approved by the Company's stockholders in July 1995. The 1994 Plan provides for the grant by the Company of options to purchase up to 250,000 shares of common stock to non-employee members of the Company's Board of Directors who are neither employees nor paid consultants of the Company. Options generally vest ratably over four years and are exercisable up to ten years from the date of grant.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's basic and diluted net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                 2000        1999        1998
                                               --------    --------     -------
     Net loss:
        As reported..........................  $(6,747)    $(8,311)     $(9,406)
        Pro forma............................   (7,246)    $(8,610)     $(9,896)
     Loss per basic and fully diluted share:
        As reported..........................  $ (0.94)    $ (1.18)     $ (1.36)
        Pro forma............................  $ (1.01)    $ (1.22)     $ (1.43)


     At the date of grant, the weighted average fair value per option granted was $3.60, $1.80 and $4.50 for 2000, 1999 and 1998, respectively. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998--risk free interest rate of 6.30%, 5.47% and 5.33%, respectively, an expected life of three years and an expected volatility rate of 104.9%, 84.2% and 72.6%, respectively, and expected dividend yield of 0% for all years.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     A summary of stock option transactions under all plans follows:

                                                                    Weighted-Average
                                                    Number           Exercise Price
                                                   of Shares           Per Share
                                                   ---------        ----------------

     Options outstanding at December 31, 1997..      694,543             $ 7.40
        Granted................................      488,000               8.57
        Exercised..............................      (22,611)              6.47
        Cancelled..............................      (73,659)             10.37
                                                   ---------

     Options outstanding at December 31, 1998..    1,086,273             $ 7.75
        Granted................................      800,100               3.17
        Cancelled..............................     (734,549)              6.55
                                                   ---------

     Options outstanding at December 31, 1999..    1,151,824             $ 5.33
        Granted................................      510,750               5.27
        Exercised..............................     (105,871)              6.18
        Cancelled..............................     (255,182)              6.71
                                                   ---------

     Options Outstanding at December 31, 2000..    1,301,521             $ 4.97
                                                   =========             ======

     The following table summarizes information regarding the stock options outstanding at December 31, 2000:

                      Number      Weighted Average  Weighted Average     Number         Weighted Average
   Range of        Outstanding      Remaining       Exercise Price    Exercisable       Exercise Price
Exercise Prices    at 12/31/00    Contractual Life     Per Share       at 12/31/00         Per Share
- -------------------------------------------------------------------------------------------------------
$ 2.50-- 6.75        930,700          7.88             $ 3.77           132,800              $3.30
  6.83-- 8.00        270,171          6.45               7.17           221,466               7.21
  8.05--14.25        100,650          7.46              10.15            84,900               9.75
                   ---------                           ------           -------               ----
$ 2.50--14.25      1,301,521          7.55             $ 4.97           439,166              $6.52
                   =========                           ======           =======               ====

     Common stock received through the exercise of non-qualified stock options or incentive stock options, which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as a credit to common stock rather than as a reduction of income tax expense if such tax benefit is more likely than not to be realized.

(9)  Commitments and Contingencies

Lease Commitments

     In 1999, the Company relocated its operations back to California from Georgia as part of its restructuring of it operations (see note 16). The Company and a landlord agreed to terminate a lease agreement for a termination fee of approximately $300,000. The termination fee of $300,000 is included as part of restructuring costs of $1,042,000 in the accompanying consolidated statement of operations for the year ended December 31, 1999.

     Rent expense for 1999 and 1998 was approximately $280,000 and $102,000, respectively.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     In May 1999, the Company entered into a lease agreement under which the Company leases a portion of its corporate headquarters to a third party. Future minimum rental income under this lease as of December 31, 2000, are as follows:
$266,000 in 2001; $219,000 in 2003; and $106,000 in 2004. Rental income for 2000 and 1999 was approximately $248,000 and $153,000, respectively.

Litigation

     The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. At December 31, 2000, the Company was engaged in a lawsuit which the Company expects to settle in the near future. The expected settlement of such lawsuit has been included in the results of operations and financial condition at December 31, 2000. The settlement will require the Company to repurchase certain inventory for $325,000 and to make a payment of $350,000 to the customer. The $350,000 was recorded in the fourth quarter of 2000 as a charge to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000. The Company does not expect that other matters will individually or in the aggregate have a material adverse effect on the Company's results of operations, liquidity or its financial condition.

Bid Bonds

     At December 31, 2000, the Company was contingently liable for standby letters of credit for $250,000 for bid bonds issued in connection with customer tender documents.

(10) Income Taxes

     The components of loss from operations before income taxes, equity income and minority interest are as follows:

                                                  Year ended
                                                  December 31,
                                  2000               1999              1998
                                -------          ------------       ---------
                                          (dollars in thousands)

     U.S....................... (6,465)           $(3,491)          $(3,781)
     Foreign...................   (244)            (4,486)           (1,583)
                                ------            -------           -------
         Total................. (6,709)           $(7,977)          $(5,364)
                                ======            =======           =======

     The components of income tax benefit (expense) consists of the following:

                                            Year ended
                                            December 31,
                                2000            1999            1998
                                ----        ------------      --------
                                      (dollars in thousands)
     Current:
        Federal..............  $  --            $   --        $  (272)
        State................     --                --             88
        Foreign..............     38                --            593
                               -----            ------        -------
          Total current......     38                --            409
                               -----            ------        -------
     Deferred:
        Federal..............     --                --          2,777
        State................     --                --            512
                               -----            ------        -------
          Total deferred.....     --                --          3,289
                               -----            ------        -------
          Total..............  $  38            $   --        $ 3,698
                               =====            ======        =======

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The actual income tax (expense) differs from the statutory Federal income tax rate as follows:

                                                            Year ended
                                                            December 31,
                                                     2000      1999       1998
                                                    ------    ------     ------
     Statutory Federal income tax rate..........    34.0%      34.0%      34.0%
     State taxes, net of Federal tax benefit....     2.7        7.7       (2.0)
     Effect of foreign operations...............    (1.8)     (19.1)     (17.5)
     Increase in valuation allowance............   (37.0)     (43.6)     (41.9)
     Other, net.................................     1.5         --        2.0
     Permanent differences......................      --       21.0      (43.5)
                                                   -----      -----     ------
        Effective tax rate......................    (0.6)%       --%    (68.9)%
                                                   =====      =====     ======

     Cumulative temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                    2000           1999
                                                   ------         ------
                                                  (dollars in thousands)
     Deferred tax assets:
        Inventories............................   $  2,768       $ 1,923
        Accounts receivable....................      2,038         3,208
        Accrued expenses.......................        475           677
        R&D costs capitalized for tax purposes.         --            68
        Tax credit carryforwards...............        688           792
        Net operating loss carryforwards.......      4,596         1,514
        Valuation allowance....................    (10,600)       (8,120)
                                                  --------       -------
          Total deferred tax assets............        (35)           62
     Deferred tax liabilities:
        Fixed assets...........................         35           (62)
                                                  --------       -------
          Net deferred tax assets..............   $     --       $    --
                                                  ========       =======

     The valuation allowance established against deferred tax assets was increased by $2,480,000 in 2000 due to increased net operating loss carryforwards. The Company has determined that it is not more likely than not that deferred tax assets will be realizable.

     At December 31, 2000, the Company had available federal net operating losses of approximately $12,600,000, which expire in 2009 through 2020, state net operating losses of approximately $5,300,000, which expire in 2004 and 2005, federal research and development credits of approximately $600,000, which expire in 2001 through 2013 and alternative minimum tax credits of approximately $86,000 that are carried forward indefinitely.

     Included in the tax provision for 1998 was a reserve for $1,000,000 for certain tax exposures that have been assessed in Brazil. To date, the Company has responded to the assessment by the Brazilian tax authorities and intends to continue to vigorously challenge the tax assessments. Payments net through December 31, 2000 were approximately $157,000, although none of the tax claims have been finalized to date.

     The Company has not provided for U.S. Federal income and foreign withholding taxes on its foreign subsidiaries' undistributed earnings as of December 31, 2000, because such earnings are intended to be reinvested indefinitely. If these earnings are distributed in the future, foreign tax credits would become available under U.S. law to reduce the effect on the Company's overall tax liability.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(11) Business Segment Information and Sales to Principal Customers

     The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructure and terminal user products.

     Revenues by geographic area:

                                          Year ended December 31,
                                      2000        1999        1998
                                    -------     -------     --------
                                        (dollars in thousands)
     Total:
        Asia...................     $ 7,210     $ 4,332     $  7,309
        United States..........       3,680       1,493        4,164
        Latin & South America..       2,526       9,673       21,101
        Africa & Middle East...       2,304       5,632        8,856
        Europe.................       1,339       1,096          592
                                    -------     -------     --------
          Total sales..........     $17,059     $22,226     $ 42,022
                                    =======     =======     ========

                                          Year ended December 31,
                                      2000        1999        1998
                                    -------     -------     --------
                                        (dollars in thousands)
     Products:
        Asia...................     $ 6,468     $ 3,550     $  7,034
        United States..........       3,392       1,255        3,496
        Latin & South America..       2,396       9,505       19,377
        Africa & Middle East...       2,233       4,926        8,856
        Europe.................       1,106         726          592
                                    -------     -------     --------
                                    $15,595     $19,962     $ 39,355
                                    =======     =======     ========


                                          Year ended December 31,
                                      2000        1999        1998
                                    -------     -------     --------
                                        (dollars in thousands)
     Services:
        Asia...................     $   742     $   782     $    275
        United States..........         288         238          668
        Latin & South America..         130         168        1,724
        Africa & Middle East...          71         706           --
        Europe.................         233         370           --
                                    -------     -------     --------
                                    $ 1,464     $ 2,264     $  2,667
                                    =======     =======     ========


                                          Year ended December 31,
                                      2000        1999        1998
                                    -------     --------    --------
                                               (dollars in thousands)

     Operating income (loss) by
      geographic area is as
      follows:
        Asia...................     $   108     $   (21)    $     11
        United States..........      (7,718)     (6,392)     (13,658)
        Latin & South America..        (322)     (2,439)      (1,117)
        Africa & Middle East...          --          --           --
        Europe.................          --          --           --
                                    -------     -------     --------
                                    $(7,932)    $(8,852)    $(14,764)
                                    =======     =======     ========

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




                                               Year ended December 31,
                                           2000         1999          1998
                                          -------      -------       -------
                                                (dollars in thousands)

     Identifiable assets by geographic
      area are as follows:
        Asia............................  $ 1,143      $   926       $ 1,146
        United States...................   28,159       32,220        50,568
        Latin & South America...........      164        1,332        11,487
        Africa & Middle East............       --           --            --
        Europe..........................       --           --            --
                                          -------      -------       -------
                                          $29,466      $34,478       $63,201
                                          =======      =======       =======

     Sales into Africa and the Middle East and Europe are serviced through the U.S. legal entity and therefore, there are no operating income (losses) or identifiable assets in those regions.

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

     The Company has generated approximately 42%, 19% and 17% of its revenue in Asia in 2000, 1999 and 1998, respectively; 15%, 44% and 50% of its revenue in Latin and South America in 2000, 1999 and 1998, respectively; and 22%, 7% and 10% of its revenue in the United States in 2000, 1999 and 1998, respectively.
In 2000, the Company had two customers, one in the United States and one in Asia, which represented 17% and 14% of the Company's consolidated revenues for 2000, respectively. In 1999, the Company had two customers, one in Latin America and one in Africa, which represented 25% and 16% of the Company's consolidated revenues for 1999, respectively. In 1998, the Company had two customers, one in Latin America and one in Asia, which represented approximately 23% and 10% of the Company's consolidated revenues for 1998, respectively.

Latin and South America

     Sales in Latin and South America in 2000 were to 13 customers. There were significant sales to one customer for approximately $1,150,000 in 2000. At December 31, 2000, the accounts receivable balance from this customer was approximately $880,000.

Africa & Middle East

     Sales in Africa and the Middle East were to 3 customers, one of which represented revenue of approximately $2,000,000 for the year ended December 31, 2000. At December 31, 2000, the account receivable balance from this customer was approximately $544,000.

     The Company sells its products and services internationally. To assure collection, the Company evaluates the credit risk associated with each customer and will require either letters of credit or similar guarantees, substantial up-front deposits or when acceptable, may extend credit on an open account basis.

(12) Employee Benefits

     Effective September 1991, the Company adopted a defined contribution 401(k) savings and investment plan. The Company's contributions to the plan are determined at the discretion of the Board of Directors.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     In 1998, the Board of Directors approved a matching contribution equal to the lesser of, with respect to each participant (a) one-half of the amount contributed by such participant to the plan, (b) $1,600 or (c) 1% of the participants salary to be paid on an annual basis. Amounts of approximately $26,000, $30,000, and $70,000 were expensed in 2000, 1999, and 1998 respectively, for the Company's matching contributions.

(13) Loss per common share

     The following table presents the computation of basic and diluted loss per share:

                                                                  2000        1999        1998
                                                                --------    --------    --------

     Numerator:
        Numerator for basic and diluted loss per share......    $(6,747)    $(8,311)    $(9,406)
     Denominator:
        Denominator for basic loss per share--weighted            7,184       7,042       6,936
        average number of common shares outstanding
        during the period...................................
        Incremental common shares attributable to exercise           --          --          --
        of outstanding options and warrants.................    -------     -------     -------

     Denominator for diluted loss per share.................      7,184       7,042       6,936
                                                                -------     -------     -------
     Basic loss per share...................................    $ (0.94)    $ (1.18)    $ (1.36)
                                                                =======     =======     =======
     Diluted loss per share.................................    $ (0.94)    $ (1.18)    $ (1.36)
                                                                =======     =======     =======

     The computation of diluted loss per share for 2000, 1999 and 1998 excluded the effect of any incremental common shares attributable to the exercise of outstanding common stock options (see note 8) and stock warrants because their effect would be anti-dilutive.

(14) Related Party Transactions

DTPI

     The Company's consolidated results include the results of DTPI through June 17, 1999 (see note 4).

     Transactions Prior to June 17, 1999

     Under the terms of its investment in DTPI (see notes 4), Pequot and DTPI entered into a consulting agreement for $100,000 on an annual basis. Accordingly, the Company recognized an expense to Pequot of approximately $50,000 and $75,000 for 1999 (through June 17, 1999) and 1998, respectively.

     DTPI supplied equipment to its 49% owned joint venture, Altair, S.A. Sales to Altair in 1999 (through June 17, 1999) and 1998 were approximately $1,450,000 and $7,250,000, respectively, of which approximately $740,000 and $3,600,000 were recognized as revenue due to DTPI's investment in Altair being accounted for under the equity method. DTPI also advanced cash to Altair to fund its capital expenditures and operating expenses and earned interest of 13% on all cash advances.

     Interest income earned on advances to Altair of approximately $128,000 and $56,000 were recognized in 1999 and 1998, respectively.

     Transactions subsequent to June 17, 1999

     Subsequent to deconsolidation of DTPI, STM had certain related party transactions with DTPI.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     In 1999, STM supplied equipment for approximately $320,000 and recognized revenue of approximately $180,000, representing 56% of the value of equipment supplied due to STM continuing to own 44% of DTPI. Associated with the sale of the shares of DTPI by STM on June 17, 1999, STM granted DTPI a concession of $1,600,000 against future purchases of product by DTPI from STM. Such concession reduced cash receipts from DTPI subsequent to June 17, 1999, by approximately $150,000.

     In 1999, STM recognized interest income of approximately $412,000 on a $7,500,000 note receivable from DTPI. The note bore interest at 10% per annum.

     Due to STM providing office accommodation to certain DTPI employees and DTPI employees participating in STM's employee benefit plan, there were certain normal course recharges of expenses to DTPI at estimated cost. For the period subsequent to June 17, 1999, to December 31, 1999, such recharges were approximately $200,000.

     During the year 2000, STM delivered to DTPI, under the terms of the June 17, 1999 amended product supply agreement, product valued at approximately $2,994,000. Such revenues were recognized at 100% of the sales value of the equipment supplied due to STM discontinuing the use of the equity method for DTPI. The proceeds from these sales were reduced by the DTPI concession, which had the effect of reducing cash receipts by approximately $1,500,000.

     STM also provided office accommodation to certain DTPI employees during 2000. Recharges for such expenses totaled $53,000. DTPI has also reimbursed STM for other expenses at cost, totaling $167,000. Interest income recognized by STM during the year in connection with the $7,500,000 note receivable totaled $157,000. $3,750,000 of such note was repaid in March 2000 and the remaining balance of $3,750,000 was converted into preferred stock of DTPI in June 2000 and is carried at no value in the accompanying consolidated balance sheet at December 31, 2000.

Other Related Party Transactions

     In the normal course of business, the Company contracts with Gulf Communications International, Inc. ("GCI") to provide installation services for its products. GCI was formerly 50% owned by, a former officer and director of the Company. Total purchases by the Company from GCI were approximately $82,000, $327,000 and $921,000 in 2000, 1999 and 1998, respectively.

     In May 2000, the Company entered into an Investment and Consulting Agreement with Zavareh LLC (a limited partnership controlled by Dr. Mark Shahriary, a former director of the Company) whereby Zavareh was to provide advice to the Company for up to 2 years in consideration for the Company issuing 100,000 shares of common stock with a fair value of $400,000 to Zavareh LLC and reimbursing Zavareh for out-of-pocket expenses of $3,000 per month. This contract was terminated in November 2000 and Dr. Shahriary currently owes the Company approximately $300,000 for such shares of common stock. An expense of $100,000 was recognized for the period May 2000 to November 2000 in the accompanying consolidated statement of operations.

     In July 2000, the Company entered into a License Agreement with BroadEdge, Inc., a satellite-based broadband provider offering high quality streaming media content, pursuant to which the Company granted to BroadEdge an exclusive license to use certain intellectual property of the Company for a period of ten years. Such intellectual property had no carrying value in the Company's books. In exchange for the license, the Company received 1,000,000 shares of the Common Stock of BroadEdge, or approximately 10% of its capital stock. Because the value of the stock received and the licenses given were not readily determinable, the transaction was not reflected in the Company's financial statements. Mr. Youssefzadeh, the Company's president and chief executive officer, is the founder and a member of the Board of Directors and a 70% stockholder of BroadEdge.

     During 2000, the Company recognized approximately $29,000 in revenues and $35,000 in reimbursable expenses from BroadEdge.

                              STM WIRELESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(15) Fourth Quarter Adjustments

     The results for the fourth quarter of 2000, included charges of approximately $4,900,000, which comprised inventory reserves of approximately $3,300,000 and approximately $1,600,000 for bad debt provisions and settlements. The inventory reserves of $3,300,000 primarily comprised excess inventory associated with a version of the Company's products that will be replaced in 2001, obsolescence for certain components that have been designed out of certain of the Company's existing products and a reserve established for certain components to value them at estimated net realizable value. Total inventory reserves established in 2000 were approximately $4,950,000. The additional reserve established in the fourth quarter of 2000 was due to the Company formalizing a development plan to replace existing products and thereby increasing the Company's exposure primarily to excess inventories and the Company finalizing a sales price for certain components in inventory at December 31, 2000. The increase in the reserves for bad debts and settlements established in the fourth quarter of 2000 was due to the Company agreeing to settle a customer dispute and due to certain occurrences that significantly increased the risk of non-collection of certain customer balances in the fourth quarter and prior to the release of results for the fourth quarter of 2000.

(16) Restructuring Costs

     The Company implemented cost reduction programs in both Quarter 1, 1999 and Quarter 2, 1999. As a result of these cost reduction programs, the Company exited its Atlanta facility, relocated its manufacturing operations back to California and terminated its Atlanta workforce. Restructuring costs of $1,042,000 were recognized in 1999, comprising severance obligations of $502,000 for approximately 67 terminated employees, costs of $190,000 associated with writing-off the assets of the Company's Brazilian subsidiary and costs of $350,000 associated with exiting the Atlanta lease commitment, which was excess to requirements. All such expenses were paid in 1999 and there was no restructuring related accrual balance remaining at December 31, 1999.

(17) Quarterly Results of Operations (unaudited)


                                                                             Year ended December 31, 2000
                                                            1st             2nd             3rd           4th          Total
                                                           Quarter         Quarter         Quarter      Quarter         Year
                                                          --------        ---------       --------      --------      --------
                                                                       (dollars in thousands, except per share data)
Total revenues.....................................      $ 3,817        $  3,097         $ 5,010        $ 5,135         $17,059
Gross profit.......................................        1,405           1,059           1,787         (2,403)          1,848
Recovery of note receivable from affiliate.........        3,175              --              --             --           3,175
Operating income (loss)............................        1,860          (2,002)         (1,202)        (6,588)         (7,932)
Gain on disposal of affiliate......................          575             440              --             --           1,015
Gain on sale of assets.............................           --             840              --             --             840
Net (loss) income..................................      $ 2,537        $ (1,142)        $(1,327)       $(6,815)        $(6,747)
Income (loss) per share of common stock:
    Basic..........................................      $  0.36        $  (0.16)        $ (0.18)       $ (0.94)        $ (0.94)
    Diluted........................................      $  0.33        $  (0.16)        $ (0.18)       $ (0.94)        $ (0.94)

                                                                             Year ended December 31, 1999
                                                          ---------------------------------------------------------------------
Total revenues.....................................      $ 3,091        $  5,982         $ 6,536        $ 6,617         $22,226
Gross profit.......................................       (1,329)          1,835           2,587          2,569           5,662
Operating loss.....................................       (6,472)         (2,154)           (125)          (101)         (8,852)
Gain on sale of assets.............................           --           2,964              --             --           2,964
Foreign currency devaluation costs.................       (1,554)           (308)           (122)            78          (1,906)
Net income (loss)..................................      $(8,463)       $    368         $  (246)       $    30         $(8,311)
Income (loss) per share of common stock:
    Basic..........................................      $ (1.20)       $   0.05         $ (0.03)       $  0.00         $ (1.18)
    Diluted........................................      $ (1.20)       $   0.05         $ (0.03)       $  0.00         $ (1.18)

                                  SCHEDULE II

                               STM WIRELESS, INC.
                 Valuation and Qualifying Accounts and Reserves
              For the years ended December 31, 2000, 1999 and 1998

                         Accounts Receivable Allowances
                             (dollars in thousands)

                                        Charged
                         Balance at  (Credited) to
                          Beginning    Costs and                   Balance at
                          of Period     Expenses     Deductions   End of Period
                         ----------   ------------   ----------   -------------
Year ended
- ----------
December 31, 2000.....    $  590        $1,338        $  227         $1,701
December 31, 1999.....    $2,022          (136)        1,296         $  590
December 31, 1998.....    $1,019         1,488           485         $2,022

                              Inventory Reserves
                            (dollars in thousands)

                                        Charged
                         Balance at  (Credited) to
                          Beginning    Costs and                   Balance at
                          of Period     Expenses     Deductions   End of Period
                         ----------   ------------   ----------   -------------
Year ended
- ----------
December 31, 2000.....    $1,232         $5,217       $  343         $6,106
December 31, 1999.....    $5,650           (189)       4,229         $1,232
December 31, 1998.....    $3,010          2,640           --         $5,650


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

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company currently has a Board of Directors consisting of five members. The following sets forth certain information relating to the Company's directors, executive officers and vice-presidents:

  Frank T. Connors, 67, has been a director of the Company since June 1988, and served as its Chairman of the Board of Directors since September 1999 and from June 1988 to September 1993, and as its Chief Executive Officer from June 1988 to January 1991. From March 1999 to September 1999, Mr. Connors served as acting President of the Company. From January 1998 to January of 1999, Mr. Connors served as President of Direc-To-Phone International, Inc. now SkyOnline,
Inc. ("DTPI"). From October of 1994 to January 1998, Mr. Connors was Executive Vice President of the Company. From December 1982 to January 1988, Mr. Connors was the Chief Executive Officer of Doelz Networks, a manufacturer of packet switching equipment. From 1979 to 1981, Mr. Connors was Group Vice President of Northern Telecom's Computer Systems Group. Mr. Connors is currently a director of DISC, Inc. (NASDAQ NMS: DCSC; DCSCW), an optical computer storage manufacturing Company located in northern California, and DTPI, the Company's former majority-owned services subsidiary.

  Emil Youssefzadeh, 48, is the founder of the Company. He has been a director of the Company and has served as Chief Executive Officer from January 1982 to June 1988 and since January 1991. Mr. Youssefzadeh has served as President from January 1982 to January 1998 and since September 1999. From January 1979 until founding the Company, Mr. Youssefzadeh was a satellite research engineer with Hughes Aircraft Company where his projects included design of satellite communications systems and satellite earth stations. He also was a member of the team for communications system engineering for the Intelsat VI spacecraft.

  Dr. Ernest U. Gambaro, 61, has been a director of the Company since March 1997. In 1988, Dr. Gambaro directed the formation of Infonet Services Corp. (NYSE: IN), a provider of cross-border managed data communications services to multinational corporations worldwide, and has since served as its Senior Vice President, General Counsel and Secretary until his retirement in October 2000. Prior to 1988, Dr. Gambaro was Assistant General Counsel for Computer Sciences Corporation focusing on the Company's international, acquisition and divestiture activities. Between 1962 and 1975, Dr. Gambaro directed programs at The Aerospace Corporation relating to the conceptual definition and implementation of advanced technology systems for space.

  Louis B. Horwitz, 73, has been a director of the Company since November 2000. From 1976 through 1999 he was Chairman of the Board of Directors of Datum, Inc. (NASDAQ NM: DATM) and was its President and Chief Executive Officer from 1976 through April 1998. Datum, Inc. designs, manufactures and markets a wide variety of high performance time and frequency products used in telecommunications networks. Prior to joining Datum, Mr. Horwitz was an independent management consultant and Executive Vice President of Xerox Data Systems.

  K.C. Schaaf, 53, has been a director of the Company since November 2000. He is a founding partner of Stradling Yocca Carlson & Rauth, counsel to the Company. He specializes in corporate finance, securities, mergers and acquisitions and technology law. Mr. Schaaf received a B.S.E.E. degree, with Special Honors, from the University of Colorado at Boulder in 1970 and a J.D. degree from the Stanford University Law School in 1973.

  Joseph J. Wallace, 41, has been Vice President-Finance and Chief Financial Officer of the Company since March 1997. From April 1994 to March 1997, Mr. Wallace was Corporate Controller of MAI Systems Corporation, a publicly held worldwide provider of total information system solutions. From 1990 to 1993, Mr. Wallace was Controller and Chief Financial Officer of Simmons Magee, PLC, a British based value added reseller of computer products and services.

  James R. Luecke, 44, rejoined the Company in August 2000 as Chief Technology Officer (CTO). He leads product development and assures the product development and R&D focus is consistent with business strategic goals and is responsible for technology planning and long-term research in support of the Company's product lines. From March 1993 until January 1999, Mr. Luecke held various positions with the Company, including Corporate Chief Scientist and was responsible as lead systems engineer, for the development of the Company's telephony products, including Subscriber Earth Station

(SES). From January 1999 to August 2000, he was Vice President of Technology with WirelessHome, Inc. and was responsible as chief systems engineer for the development of a CDMA-based, point-to-multipoint broadband wireless system used for Internet access. Mr. Luecke has authored/co-authored 14 IEEE conference publications and has five patents (two pending), has over 22 years experience in the wireless industry, primarily dealing with satellite communications systems and modem equipment.

  Gary Russell, 41, has been Vice President of Development since he joined the Company in January 2001. From May 2000 to December 2000, Mr. Russell was Vice president of Operations at WirelessHome Corporation, a Company involved in point-to-point broadband wireless systems used in Internet access. From 1995 to May 2000, Mr. Russell was Vice President of Product Development and Director of Product Planning for Magellan Corporation (a subsidiary of Orbitel Sciences), where he was responsible for product marketing and execution of the consumers GPS product line. Mr. Russell has also held positions with AirTouch Teletrac and Hughes Aircrafts Ground Systems.

  Bernd Steinebrunner, 37, has been Vice President, Product Management and Sales Engineering since he joined the Company in September 1999. Prior to joining the Company, Mr. Steinebrunner spent 11 years at Bosch Telecom GmbH in Germany, where he held several positions including Supervisor of the Proposal Management Team.

  Renato Goncalves Dias, 49, joined the Company in 1994 and has been Vice President for Latin American Sales since July 1999. Prior to joining the Company, Mr. Dias held positions in several Brazilian firms including SID Telecon, where he was a Cellular System Engineering Manager, and Avionics Systems, where he was a Commercial Manager in charge of sales of on-board avionics for commercial and military aircraft.

  David Bredendick, 34, joined the Company in 1996 and has served as its Vice President, Business Development since February 2000, and Regional Director, Asia from February 1996 to February 2000. Prior to joining the Company, Mr. Bredendick worked as a business development manager and system engineer at McDonnell Douglas.

  Gene Meistad, 62, joined the Company in 1986 and has served as Vice President of Manufacturing since November 1999 and from February 1986 to November 1998. Prior to joining the Company, Mr. Meistad was Manager at Production Control at BASF, where he helped develop their manufacturing resource planning system. Prior to joining BASF, Mr. Meistad was a Materials Manager at Siemen's AG.

Section 16(a) Beneficial Ownership Reporting Compliance

  Based solely upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, executive officers and any persons holding 10% or more of the Registrant's common stock with respect to the Registrant's year ended December 31, 1999, were satisfied, except as follows:
Mr. Youssefzadeh was late in filing Form 4 with respect to the purchase of 3,000 shares of the Company's common stock and the disposition by way of a gift of 10,000 shares of the Company's common stock; Mr. Horwitz was late in filing a Form 3 with respect to becoming a director of the Company and a Form 4 with respect to the purchase of 5,000 shares of the Company's common stock; Mr. Luecke was late in filing a Form 3 with respect to becoming an officer of the Company; and Dr. Mark Shahriary, a former director of the Company, failed to file a Form 4 with respect to the disposition of 25,000 shares of the Company's common stock.

ITEM 11--EXECUTIVE COMPENSATION

  The following table sets forth compensation received for the three years ended December 31, 2000, by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company serving at December 31, 2000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                           Annual
                                                        Compensation
                                                            Bonus                     Awards
Name and Principle Position         Year    Salary ($)        ($)        Other ($)  Options (#)
- ---------------------------         ---     ----------  ------------     ---------  -----------
Emil Youssefzadeh.................. 2000      265,382          0        33,020(4)       200,000
 President and Chief                1999      299,905          0        33,020(4)             0
 Executive Officer                  1998      310,574          0        33,020(4)             0

Joseph Wallace..................... 2000      155,916          0         1,487(5)             0
 Vice President, Finance &          1999      148,700          0         1,600(5)        40,000
 Chief Financial Officer            1998      149,811     30,000(3)          0            0

James R. Luecke (1)................ 2000       51,923          0             0           25,000
 Chief Technology Officer           1999       15,705          0         1,404(5)             0
                                    1998      140,423          0             0                0

Renato  Goncalves Dias............. 2000      130,000          0           700(5)             0
 Vice President,                    1999      125,000          0         1,300(5)        23,000
 Latin American Sales               1998      124,283      8,000             0                0(6)

Bernd Steinebrunner (2)............ 2000      103,196          0           208(5)             0
 Vice President, Product
 Management & Sales Engineering     1999       34,102          0               0         20,000

  (1) Mr. Luecke was employed the Company through January 1, 1999. He rejoined the Company in August 2000.
  (2) Mr. Steinebrunner commenced employment with the Company in September 1999.
  (3) Represents bonus paid in connection with the sale of substantially all of the assets of Telecom Multimedia Systems, Inc., the Company's subsidiary, to Inter-Tel, Incorporated in June 1998.
  (4) Amounts represent automobile allowance and expenses paid by the Company for the benefit of Mr. Youssefzadeh.
  (5) Figures represent Company matches under the Company's 401k plan.
  (6) During 1998, Mr. Dias was granted options to purchase common stock of DTPI, the Company's then majority-owned subsidiary. Mr. Dias was granted options to purchase 14,400 shares of DTPI common stock.

                       Option Grants in Last Fiscal Year

  The following table sets forth information concerning individual grants of STM Wireless, Inc. stock options made during the fiscal year ended December 31, 2000, to each of the Named Executive Officers:

                                  % Total                              Potential Realizable
                                  Options                                Value at Assumed
                                Granted to                               Annual Rates of
                      Options   Employees    Exercise                      Stock Price
                      Granted   In Fiscal     Price      Expiration      Appreciation for
Name                   (No.)     Yr. (1)     ($/share)    Date (2)       Option Term (3)
- -------------------   -------   ----------   ---------   ----------    --------------------
                                                                        5% ($)     10% ($)
                                                                       ------    ----------
Emil Youssefzadeh...  200,000     60%         4.250      12/07/10      534,480   1,354,645
Jim Luecke..........   20,000      6%         6.125      08/21/10      77,028      195,228

- ---------------
  (1) Options to purchase an aggregate of 330,700 shares of Common Stock were granted to employees, including the named Executive Officers, during the year ended December 31, 1999.
  (2) Options granted have a term of ten years, subject to earlier termination on certain events related to termination of employment or service to the Company.
  (3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

  The following table sets forth information concerning exercises of stock options during the fiscal year ended December 31, 2000, by each of the named executive officers and the year-end value of unexercised options:

                                                    Number of
                                                   Unexercised     Values of Unexercised
                          Shares                Options at Fiscal  In-the-Money Options
                         Acquired     Value      Year end (No.)      at Fiscal End ($)
                        on Exercise  Realized     Exercisable/         Exercisable/
Name                      (No.)        ($)       Unexercisable       Unexercisable (1)
- ---------------------   -----------  --------  ------------------  ----------------------
Emil Youssefzadeh....        0          0        10,000/200,000        $        0/$0
Joseph Wallace.......        0          0         28,750/36,250        $1,875/$5,625
James Luecke.........        0          0              0/20,000        $        0/$0
Renato Dias..........        0          0         15,750/22,250        $1,390/$4,171
Bernd Steinebrunner..        0          0          5,000/15,000        $        0/$0

- ---------------
  (1) Value is based on fair market value of Common Stock as of December 31, 2000 stock market close minus the exercise price or base price of "in-the-money" options. The closing sales price for the Company's Common Stock as of December 31, 1999 on the NASDAQ Stock Market was $2.9375.

Directors' Fees

         Each of the outside directors receives an annual retainer at the rate of $15,000 for services rendered in his capacity as a director of the Company, except for Mr. Connors who received $48,000 for his services as Chairman and Mr. K.C. Schaaf who waived any fees for his service. In addition, the Non-Employee Stock Option Plan was amended in December 2000, such that all directors are granted 50,000 options to purchase shares upon joining the Board of Directors, which vest over 4 years, but which have certain acceleration rights if the Company meets its financial targets for any given year. Accordingly, during 2000, Mr. Connors received $48,000; Mr. Gambaro received $15,000; and Mr. Horwitz received $2,500 for their services as outside directors of the Company. The Company's outside directors were also reimbursed for expenses incurred for meetings of the Board of Directors, which they attended.

Retirement of Mr. Connors

         In 1999, Mr. Connors retired from his position as an executive officer of the Company, at which time, the Company granted Mr. Connors a retirement package, which consists of (a) $100,000 and (b) retention, at the Company's expense, of medical and health benefits for Mr. Connors and his dependents through 1999. Mr. Connors also received in 1999 $25,000 in connection with his services to the Company as Acting President from March 1999 through September 1999 and in 2000, 25,000 options were granted in connection with such services.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Company's Board of Directors consists of three members. During the year ended December 31, 1999, Mr. Connors, Dr. Gambaro and Mr. Burgio were members of the Compensation Committee until the annual meeting of the stockholders of the Company in November 2000. Following the annual meeting of the stockholders of the Company, the Compensation Committee was comprised of Dr. Gambaro, Mr. Connors and Mr. Horwitz. Mr. Connors served as acting President of the Company from March 1999 to September 1999 and President of DTPI from January 1998 to January 1999.

             REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

         The following report is submitted by the Compensation and Stock Option Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation and Stock Option Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 2000.

         The Compensation and Stock Option Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's senior management and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The Compensation Committee of the Company's Board of Directors consists of three members. During the year ended December 31, 2000, Mr. Connors, Dr. Gambaro and Mr. Burgio were members of the Compensation Committee until the annual meeting of the stockholders of the Company in November 2000. Following the annual meeting of the stockholders of the Company, the Compensation Committee was comprised of Dr. Gambaro, Mr. Connors and Mr. Horwitz.

Compensation Policies and Objectives

         In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Compensation and Stock Option Committee is guided by three basic principles:

         . The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel.
         . Annual executive compensation in excess of base salaries should be tied to individual and Company performance.
         . The financial interests of the Company's executive officers should be aligned with the financial interest of the stockholders, primarily through stock option grants, which reward executives for improvements in the market performance of the Company's Common Stock.

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

       In recommending salaries for executive officers, the Compensation and Stock Option Committee (i) reviews the historical performance of the executives and (ii) informally reviews available information, including information published in secondary sources, regarding prevailing salaries and compensation programs offered by competing businesses that are comparable to the Company in terms of size, revenue, financial performance and industry group. Many, though not all, of these competing businesses, that have securities, which are publicly traded, are included in the S&P Communication--Equipment Manufacturer Index used in the Stock Performance Graph below. Another factor, which is considered in recommending salaries of executive officers is the cost of living in Southern California where the Company is headquartered, as such cost generally is higher than in other parts of the country.

       In order to retain qualified management personnel, the Company has followed the practice of seeking to promote executives from within the Company whenever practicable. The Board of Directors believes that this policy enhances employee morale and provides continuity of management. Typically, modest salary increases are made in conjunction with such promotions.

       Performance-Based Compensation. The Board of Directors believes that the motivation of executives and key employees increases as the market value of the Company's Common Stock increases. Nevertheless, the Company provides a merit bonus in cash or stock options to executives and key employees, which is dependent on the Company's achievements and the direct contributions made by each executive and other key employees. Accordingly, at the beginning of each fiscal year, the Company establishes short term and long term plans, and at the end of the fiscal year, the collective and individual contributions of the executives to the Company's achievements are evaluated. Cash bonuses are awarded if the Company achieves or exceeds the earnings goal established for the fiscal year and are limited, subject to extraordinary exceptions, to amounts ranging from five percent (5%) to fifty percent (50%) of an executive's base salary.

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

       Stock Options and Equity-Based Programs. In order to align the financial interests of executive officers and other key employees with those of the stockholders, the Company grants stock options to its executive officers and other key employees on a periodic basis, taking into account the size and terms of previous grants of equity-based compensation and stock holdings in determining awards. Stock option grants, in particular, reward executive officers and other key employees for performance that results in increases in the market price of the Company's Common Stock, which directly benefit all stockholders. Moreover, the Compensation and Stock Option Committee generally has followed the practice of granting options on terms, which provide that the options become exercisable in cumulative annual installments, generally over a three to five-year period. The Compensation and Stock Option Committee believes that this feature of the option grants not only provides an incentive for executive officers to remain in the employ of the Company, but also makes longer term growth in share prices important for the executives who receive stock options.

Fiscal Year 2000 Compensation

       The salaries of the Named Executive Officers generally increased by a small percentage over the salaries paid in fiscal 1999. Since the Company did not meet the earnings goals established for the year, no bonus payments were made to any of the Named Executive Officers for the year ended December 31, 2000.

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

                            The Compensation Committee of the Board of Directors
                                                           Dr. Ernest U. Gambaro
                                                                Frank T. Connors
                                                                Louis B. Horwitz

                            STOCK PERFORMANCE GRAPH

       Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return of the S&P Communications-Equipment/Manufacturer Index and the NASDAQ Stock Market--US Index for the period commencing December 31, 1994 and ended on December 31, 2000.

                                            Cumulative Total Return
                                -----------------------------------------------
                                12/95   12/96   12/97    12/98   12/99   12/00

STM WIRELESS, INC.              100.00   36.36   44.16    24.68   34.42   15.26
NASDAQ STOCK MARKET (U.S.)      100.00  123.03  150.68   212.46  394.82  237.37
S & P COMMUNICATIONS EQUIPMENT  100.00  117.12  152.59   268.78  590.25  258.09

       Each of the Report of the Compensation and Stock Option Committee and the Performance Graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Set forth below is certain information as of March 23, 2000, regarding the beneficial ownership of the Company's common stock by (i) any person who was known by the Company to own more than 5% of the voting securities of the Company, (ii) each of the directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Registrant's Common Stock listed below have sole investment and voting power with respect to such shares, subject to applicable community property laws.

           Five Percent Shareholders, Directors,
                  Named Executive Officers                           Amount and Nature of
       and Directors and Executive Officers as a Group               Beneficial Ownership           Percent of Class
- -------------------------------------------------------------    ----------------------------    -----------------------
Emil Youssefzadeh (1)........................................             1,137,422                       15.2%
 STM Wireless, Inc.
 One Mauchly
 Irvine, California 92618

Dimensional Fund Advisors, Inc. (2)..........................               430,500                        5.7%
 1299 Ocean Avenue
 11th Floor
 Santa Monica, CA 90401

Frank T. Connors (3).........................................               218,080                        2.9%

Dr. Ernest U. Gambaro (4)....................................                35,000                        *

Louis B. Horwitz (5).........................................                20,000                        *

Joseph Wallace (6)...........................................                35,000                        *

Renato Goncalves Dias (7)....................................                22,000                        *

Bernd Steinebrunner (8)......................................                 5,000                        *

James R. Luecke (___)........................................                     0                        *

All Directors and Executive Officer as a group (8 persons)
 (1)(4)(5)(6)(7)(8)..........................................             1,472,502                       19.87%

* Less than 1%

   (1) Includes 244,020 shares held by Shafigh Youssefzadeh, who is a brother of Emil Youssefzadeh, for which Emil Youssefzadeh has voting rights. Accordingly, Emil Youssefzadeh is deemed to share beneficial ownership of these shares. Further, includes 60,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2000.

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

   (3) Inclusive of 60,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2001.

   (4) Inclusive of 35,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2001.

   (5) Inclusive of 15,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2001.

   (6) Inclusive of 35,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2001.

   (7) Inclusive of 22,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2001.

   (8) Inclusive of 5,000 shares issuable upon exercise of stock options exercisable within 60 days of March 31, 2001.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company continues to contract with Gulf Communications International, Inc. ("GCI") in the normal course of business to provide installation services. Until June 1998, Jack Acker, the president of the Company's Network Systems Division from January 1998 to March 1999 and a member of the Company's Board of Directors from September 1998 to March 1999, served as the Chairman of the Board of GCI and was a 50% owner of GCI. Total purchases by the Company from GCI were approximately $82,000, $327,000 and $921,000 in 2000, 1999 and 1998,
respectively.

      In March 1998, the Company completed a $10 million equity offering of shares of the Company and DPTI, the Company's former subsidiary, to two funds managed by Pequot Capital Management, Inc. ("Pequot"). Through the transaction, Pequot also acquired 571,429 shares in the Company. In June 1999, Pequot purchased additional DTPI shares from the Company for $2.5 million. Lawrence Lenihan, a principal of Pequot, was a member of the board of directors of the Company from September 1998 to March 2000. Pequot continues to be a stockholder of DTPI.

      In March 1998, the Company entered into a product supply agreement with DTPI pursuant to which the Company is required to offer DTPI certain product at the lowest price available to the Company's other customers. Claude Burgio, a member of the Company's Board of Directors from September 1999 until November 2000 is SkyOnline's chief executive officer and chairman of the board.

      In May 2000, the Company entered into an Investment and Consulting Agreement with Zavareh LLC (a limited partnership controlled by Dr. Mark Shahriary, a former director of the company) whereby Zavareh was to provide advice to the Company for up to 2 years in consideration for the Company issuing 100,000 shares of common stock with a fair value of $400,000 to Zavareh LLC and reimbursing Zavareh for out-of-pocket expenses of $3,000 per month. This contract was terminated in November 2000 and Mr. Shahriary currently owes the Company approximately $300,000 for such shares of common stock. The Company expensed $100,000 for the services performed in the period May 2000 through November 2000.

      In July 2000, the Company entered into a License Agreement with BroadEdge, Inc., a satellite-based broadband provider offering high quality streaming media content, pursuant to which the Company granted to BroadEdge an exclusive license to use certain intellectual property of the Company for a period of ten years. In exchange for the license, the Company received 1,000,000 shares of the Common Stock of BroadEdge, or approximately 10% of its capital stock. Mr. Youssefzadeh is the founder and a member of the Board of Directors and a 70% stockholder of BroadEdge. In addition, Infonet Services Corporation is a stockholder in BroadEdge. The License Agreement and the purchase of shares of BroadEdge was approved by a majority of the disinterested directors of the Company. It is possible that the Company and BroadEdge may have common customers in the future, although the Company's main focus will be the supply of equipment, while BroadEdge will pursue service opportunities. The Company and BroadEdge have adopted a policy that BoardEdge shall not provide any products or services to any existing or prospective customer of the Company unless the opportunity is waived by the Company. In addition, any transaction between the Company and BroadEdge would be independently approved.

      During 2000, the Company recognized revenues of approximately $29,000 from BroadEdge and paid expenses that were fully reimbursable by BroadEdge of approximately $35,000.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedule and Exhibits

(1) Financial Statements: The following Consolidated Financial Statements of the Company, are incorporated by reference under Part II, Item 8 herein.


                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................. 26
Consolidated Balance Sheets as of December 31, 2000 and 1999.............. 27
Consolidated Statements of Operations for the Years Ended
 December 31, 2000, 1999 and 1998......................................... 28
Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2000, 1999 and 1998................................... 29
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998.......................................... 30
Notes to Consolidated Financial Statements................................ 32



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


   (3)  Exhibits

   Exhibit No.                          Description                       Report
   -----------                          -----------                       ------

   3.1***           Restated Certificate of Incorporation of the Company

   3.2***           Bylaws of the Company

   10.1* Satellite Technology Management, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1992 (the "Plan")

   10.2*            Form of Incentive Stock Option Agreement pertaining to the
                    Plan

   10.3* Form of Nonqualified Stock Option agreement pertaining to the Plan

   10.4* Form of Indemnification Agreement between Registrant and its directors

   10.16**          Federal Communication Commission authorization and order.
                    File Nos. 061/2062-DSE-P/L84 and 3379/3380-DSE-P/L84.

   10.21***         1994 Stock Option Plan for Non-Employee Directors

   10.31****        Loan and Security Agreement, dated March 27, 2000, by and
                    between STM ireless, Inc. and the CIT Group/Business Credit,
                    Inc

   10.32****        Loan Agreement dated September 29, 1999, by and between STM
                    Wireless, Inc. and the Zapara Family Trust u/d/t dated March
                    4, 1982.

   21.0*****        Subsidiaries of Registrant

   23.1*****        Consent of KPMG LLP


      * Incorporated herein by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-45694.

     ** Incorporated by reference to the referenced exhibit number to the Company's Form 10-Q for the Quarter ended June 30, 1994.

    *** Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1995.

   **** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

  *****  Filed herewith.


Executive Compensation Plans and Arrangements

 Exhibit No.                     Description                              Report
- --------------------------------------------------------------------------------
   10.1 Satellite Technology Management, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan--1992 (the "Plan").*

   10.2      Form of Incentive Stock Option Agreement pertaining to the Plan.*

   10.3      Form of Nonqualified Stock Option Agreement pertaining to the
             Plan.*

   10.21     1994 Stock Option Plan for Non-Employee Directors***

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001
                                 STM WIRELESS, INC.

                                 By: /s/   Emil Youssefzadeh
                                    --------------------------------------------
                                    Emil Youssefzadeh
                                    President & Chief Executive Officer


                                 By: /s/   Joseph Wallace
                                    --------------------------------------------
                                    Joseph Wallace
                                    Vice President, Finance, Chief Financial
                                    Officer and Principal Accounting Officer


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


           Signature                                Title                                     Date
           ---------                                -----                                     ----
     /s/ Emil Youssefzadeh            Chief Executive Officer and Director                March 28, 2001
- --------------------------------
       Emil Youssefzadeh

     /s/ Joseph J. Wallace            Vice President, Finance, Chief Financial Officer    March 28, 2001
- --------------------------------      and Principal Accounting Officer
        Joseph J. Wallace

     /s/ Frank T. Connors             Chairman of the Board                               March 28, 2001
- --------------------------------
       Frank T. Connors

    /s/ Dr. Ernest U. Gambaro         Director                                            March 28, 2001
- --------------------------------
      Dr. Ernest U. Gambaro

     /s/ Louis B. Horwitz             Director                                            March 28, 2001
- --------------------------------
       Louis B. Horwitz

       /s/ K.C. Schaaf                Director                                            March 28, 2001
- --------------------------------
         K.C. Schaaf