Form 10-Q
period 2001-03-31
STM WIRELESS INC
filed 2001-05-15
CIK 765414

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                ______________

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                      For the Period Ended March 31, 2001

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                          Commission File No. 0-19923

                              __________________

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

                              __________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

     As of May 14, 2001, there were 7,248,325 shares of Common Stock, $0.001 par value per share, outstanding.

================================================================================

                              STM Wireless, Inc.

                                     Index
                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2001 and
              December 31, 2000............................................    3

              Condensed Consolidated Statements of Operations for the three
              month periods ended March 31, 2001 and March 31, 2000........    4

              Condensed Consolidated Statements of Cash Flows for the three
              month periods ended March 31, 2001 and March 31, 2000........    5

              Notes to Condensed Consolidated Financial Statements.........  6-9

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 9-11

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk..................................................   11

Part II. Other Information.................................................   12

      Item 1. Legal Proceedings
      Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION (Item 1 - Financial Statements)

                               STM WIRELESS, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                             ASSETS
                                                            March 31,    December 31,
                                                              2001          2000
                                                           ----------   ------------
Current assets:
  Cash and cash equivalents..............................    $  2,732      $ 2,903
  Short-term investments.................................         109           --
  Restricted cash and short-term investments.............       2,150        2,250
  Accounts receivable, net...............................       6,260        7,014
  Inventories, net.......................................       8,822        8,355
  Prepaid expenses and other current assets..............         412          405
                                                             --------      -------
    Total current assets.................................      20,485       20,927

Property & equipment, net................................       8,094        8,266
Equity and other investments.............................          --          157
Other assets.............................................         102          116
                                                             --------      -------
                                                             $ 28,681      $29,466
                                                             ========      =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings..................................    $  4,826      $ 4,588
  Current portion of long-term debt......................         146          192
  Accounts payable.......................................       4,862        5,941
  Accrued liabilities....................................       2,491        2,552
  Customer deposits and deferred revenue.................       2,174        1,224
  Income taxes payable...................................         541          541
                                                             --------      -------
    Total current liabilities............................      15,040       15,038
Long-term debt...........................................       6,826        6,848
Other long-term liabilities..............................          32           33
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized, none issued or outstanding................          --           --
  Common stock, $0.001 par value; 20,000,000 shares
   authorized; issued and outstanding 7,248,325 shares
   at March 31, 2001 and 7,248,075 at December 31, 2000..           7            7
  Additional paid in capital.............................      39,287       39,287
  Accumulated deficit....................................     (32,211)     (31,447)
  Receivable from stockholder............................        (300)        (300)
                                                             --------      -------
    Total stockholders' equity...........................       6,783        7,547
                                                             --------     --------
                                                             $ 28,681     $ 29,466
                                                             ========     ========

    See accompanying notes to condensed consolidated financial statements

                              STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           2001        2000
                                                           ----        ----
Revenues:
  Products..............................................   $5,565     $ 3,233
  Services..............................................      669         584
                                                           ------     -------
    Total revenues......................................    6,234       3,817
Cost of revenues:
  Products..............................................    3,589       2,019
  Services..............................................      644         394
                                                           ------     -------
    Total cost of revenues..............................    4,233       2,413

Gross profit............................................    2,001       1,404
Operating costs and other operating items:
  Selling, general & administrative expenses............    1,215       1,347
  Research & development................................    1,375       1,372
  Recovery of note receivable from affiliate............       --      (3,175)
                                                           ------     -------
    Total...............................................    2,590        (456)

Operating income (loss).................................     (589)      1,860

  Other income (expense)................................       --          --
  Gain on disposal of affiliate.........................       --         575
  Foreign currency devaluation costs....................       --           6
  Interest income.......................................       97         257
  Interest expense......................................     (272)       (161)
                                                           ------     -------
Income (loss) before income taxes.......................     (764)      2,537
  Income tax expense....................................       --          --
                                                           ------     -------
Net income (loss).......................................   $ (764)    $ 2,537
                                                           ======     =======

Net income (loss) per common share:
  Basic.................................................   $(0.11)      $0.36
                                                           ======     =======
  Diluted...............................................   $(0.11)      $0.33
                                                           ======     =======
Common shares used in computing per share amounts:
  Basic.................................................    7,248       7,095
  Diluted...............................................    7,248       7,595

     See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            2001       2000
                                                           ------     ------
Net cash provided by operations..........................  $ (164)    $1,743
                                                           ------     ------
Cash flows from investing activities:
  Increase in short-term investments.....................    (109)        --
  (Increase)/decrease in restricted assets...............     100        (92)
  Acquisition of property and equipment..................    (168)      (144)
  Cash proceeds from disposal of affiliate...............      --        575
                                                           ------     ------
Net cash provided by (used in) investing activities......    (177)       339
                                                           ------     ------
Cash flows from financing activities:
  Proceeds from exercise of stock options................      --        644
  Net increase in short-term borrowings..................     238      1,497
  Repayment of long-term debt............................     (68)       (77)
                                                           ------     ------
Net cash provided by financing activities................     170      2,064
                                                           ------     ------

Effect of exchange rate changes on cash and cash               --          6
 equivalents.............................................  ------     ------
Net increase (decrease) in cash and cash equivalents.....    (171)     4,152
Cash and cash equivalents at beginning of period.........   2,903      4,441
                                                           ------     ------
Cash and cash equivalents at end of period...............  $2,732     $8,593
                                                           ======     ======

     See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

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

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the SEC. Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

2.  Inventories:

    Inventories are summarized as follows:

                                                                  March 31,       December 31,
                                                                     2001             2000
                                                                  ----------      ------------
Raw materials...................................................    $5,432           $5,046
Work in process.................................................       947            1,275
Finished goods..................................................     2,443            2,034
                                                                    ------           ======
                                                                    $8,822           $8,355
                                                                    ======           ======

3.  Net Income (Loss) per Share:

                                                                  Three Months Ended March 31,
                                                                      2001           2000
                                                                  -----------      ----------
Net income (loss)...............................................    $ (764)          $2,537
                                                                    ======           ======
Basic:
------
Weighted average common shares outstanding used                      7,248            7,095
  in computing basic net income (loss) per share................    ======           ======
Basic net income (loss) per share...............................    $(0.11)          $ 0.36
                                                                    ======           ======

Diluted:
--------
Weighted average common shares outstanding......................     7,248            7,095
                                                                    ======           ======
Dilutive options outstanding....................................        --              500
                                                                    ------           ------
Shares used in computing diluted net income (loss) per share....     7,248            7,595
                                                                    ======           ======
Diluted net income (loss) per share.............................    $(0.11)          $ 0.33
                                                                    ======           ======

   Options to purchase 1,358,787 shares of common stock were outstanding at March

31, 2001, and were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. At March 31, 2000, options to purchase 77,150 shares of common stock were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

4.  New Accounting Standards:

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. There was no transition adjustment upon adoption of SFAS 133 on January 1, 2001. Adoption of SFAS 133 had no impact on the Company's consolidated financial position, results of operations or liquidity.

5.  Geographic and Business Segment Information:

   The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.


                                               Three Months Ended March 31,
Revenues by geographic area:                      2001              2000
                                               ---------          --------
                                                  (dollars in thousands)
Total:
  Latin & South America....................       $2,815           $  732
  United States............................        1,015            1,486
  Asia.....................................          919            1,035
  Africa & Middle East.....................          948              401
  Europe...................................          537              163
                                                  ------           ------
Total revenues.............................       $6,234           $3,817
                                                  ======           ======


                                               Three Months Ended March 31,
                                                   2001             2000
                                               ------------     -----------
                                                  (dollars in thousands)
Products:
  Latin & South America....................       $2,764           $  620
  United States............................          687            1,382
  Asia.....................................          746              831
  Africa & Middle East.....................          891              368
  Europe...................................          477               32
                                                  ------           ------
Total revenues.............................       $5,565           $3,233
                                                  ======           ======


                                               Three Months Ended March 31,
                                                    2001            2000
                                               ----------------------------
                                                  (dollars in thousands)
Services:
  Latin & South America....................        $  51            $ 112
  United States............................          328              104
  Asia.....................................          173              204
  Africa & Middle East.....................           57               33
  Europe...................................           60              131
                                                   -----            -----
Total revenues.............................        $ 669            $ 584
                                                   =====            =====

     Sales to Direc-To-Phone International, Inc. ("DTPI") for the three months ended March 31, 2001, were approximately $625,000. Sales to DTPI for the three months ended March 31, 2000, were approximately $1,013,000.

                                                         Three Months Ended March 31,
                                                            2001             2000
                                                         -----------       ----------
                                                            (dollars in thousands)
Operating income (loss) by geographic area:
  Latin & South America...............................       $  --           $   60
  United States.......................................        (601)           1,759
  Asia................................................          12               41
  Africa & Middle East................................          --               --
  Europe..............................................          --               --
                                                             -----           ------
Total operating income (loss).........................       $(589)          $1,860
                                                             =====           ======

     Operating income for the three months ended March 31, 2000 includes the recovery of a note receivable of $3,175,000 that has been included as part of operating income for the United States. See note 6.

                                                            March 31,         December 31,
                                                              2001                2000
                                                            ---------         ------------
                                                                (dollars in thousands)
Identifiable assets by geographic area:
  Latin & South America..................................    $   164             $   164
  United States..........................................     27,231              28,159
  Asia...................................................      1,286               1,143
  Africa & Middle East...................................         --                  --
  Europe.................................................         --                  --
                                                             -------             -------
Total assets.............................................    $28,681             $29,466
                                                             =======             =======


6.   Recovery of Note Receivable from Affiliate and Gain on Disposal of
     Affiliate:

     On March 28, 2000, DTPI completed a $45 million financing which reduced STM's ownership to approximately 15% of DTPI on a fully diluted basis. Coinciding with this financing, STM received $3,750,000 in cash from DTPI representing a partial repayment of a $7,500,000 note receivable from DTPI. The remaining balance of the note receivable, was converted into preferred stock of DTPI. The preferred stock has no carrying value at March 31, 2001, due to equity losses recognized in prior periods through June 17, 1999.

     The $7,500,000 note receivable from DTPI was fully reserved through a combination of the Company's equity interest in the losses of DTPI recorded through June 17, 1999, and additional provisions effectively made at the date of deconsolidation on June 17, 1999. The total recovery on the note of $3,750,000 is reflected on two line items condensed consolidated statements of operations:
$3,175,000 is shown in operating income as a "Recovery of note receivable from affiliate; and $575,000 is reflected as non-operating income under the caption "Gain on disposal of affiliate". The portion treated as "Gain on disposal of affiliate" was the portion of the reserve that was effectively established at the date of deconsolidation. The remaining portion was reported as operating income as the reserve against the note through June 17, 1999, was originally recorded through losses from operations.

7.   Short-Term Borrowings:

     On March 27, 2000, the Company completed a new revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements.

     Availability to borrow the $2,800,000 is based upon a percentage of eligible inventory and accounts receivable. Borrowings under the line of credit at March 31, 2001, and March 31, 2000, were approximately $2,800,000 and $1,500,000, respectively. The lender was granted a security interest in substantially all of the Company's assets.

8.   Subsequent Events:

     On April 5, 2001, the Company sold 50% of its remaining common and preferred shares in DTPI for cash totaling approximately $2,500,000. Under the terms of the agreement with the buyer, the buyer has an option to acquire the remaining 50% of the Company's ownership in DTPI for approximately $2,500,000 for a period of nine months through December 19, 2001.

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

Results of Operations:

     Total revenues were $6,234,000 for the three-month period ended March 31, 2001, compared to $3,817,000 for the corresponding period of 2000, an increase of 63%. Product revenues were $5,565,000 for the three-month period ended March 31, 2001, compared to $3,233,000 for the corresponding period in 2000, an increase of 72%. Service revenues were $669,000 for the three-month period ended March 31, 2001, compared to $584,000 for the corresponding period of 2000, an increase of 15%.

     Total revenues for the three months ended March 31, 2001 included approximately $625,000 of sales to DTPI, in which STM owns approximately 15% on a fully diluted basis. Total revenues for the three months ended March 31, 2000 included sales of approximately $1,013,000 to DTPI.

     The 63% increase in total revenues for the three months ended March 31, 2001 compared to the corresponding period in 2000 was attributed primarily to increases of $2,083,000 and $547,000 in revenues for the Latin and South America region and the Africa and Middle East region, respectively. These increases were negatively offset by a $471,000 decline in revenues in the United States (see note 5 to the condensed consolidated financial statements). Total revenues for the three months ended March 31, 2001 are 21% greater than the total revenues for the three-month period ended December 31, 2000 and 46% greater than the average quarterly total revenues for the year ended December 31, 2000. Management expects continued revenue growth in 2001 compared to 2000; however, the Company's revenues in total and by region can vary significantly depending on the timing of projects and the value of individual projects.

     Gross margin in the three-month period ended March 31, 2001 was 32% versus 37% for the corresponding period ended March 31, 2000. Comparing the same periods, gross margin for product revenues declined by 2% and gross margin for service revenues declined from 33% to 4%. The decline in margin for service revenues is due primarily to the expansion of network services revenues requiring additional rental of satellite transponder capacity, depreciation expense, and personnel costs.

     Selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 2001 decreased by $132,000 to $1,215,000 or 19% of revenues, from $1,347,000, or 35% of revenues, in the corresponding period of 2000. The reduction in spending is attributed to reduced expenditures for advertising and promotion programs and outside services related to sales and marketing programs.

     Research and development ("R&D") expenses for the three-month period ended March 31, 2001 increased by $3,000 to $1,375,000, or 22% of revenues, from $1,372,000, or 36% of revenues, in the corresponding period of 2000. Development efforts are focused on reducing unit product cost, optimizing product design, and improving manufacturability. Management believes that these efforts will yield future positive results in terms of higher gross margins and improved inventory control.

     The recovery of the note receivable from affiliate of $3,175,000 in the three-month period ended March 31, 2000 relates to the $3,750,000 received from DTPI as a result of DTPI's March 2000 financing (see note 6 to the condensed consolidated financial statements). $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the period ended March 31, 2000.

     Interest income decreased by $160,000 to $97,000 for the period ended March 31, 2001, compared to $257,000 for the period ended March 31, 2000. This decline is primarily attributed to the settlement of a note receivable from DTPI during 2000, which resulted in a decline of interest earned and recognized in 2001 (see note 6 to the condensed consolidated financial statements).

     Interest expense increased by $111,000 to $272,000 for the period ended March 31,2000, compared to $161,000 for the period ended March 31, 2000. This increase of interest expense is primarily attributed to interest costs associated with a new line of credit established on March 27, 2000 (see note 7 to the condensed consolidated financial statements). The average loan balance during the three-months ended March 31, 2001 was approximately $2,683,000 with an average interest rate of approximately 9.5%. Other interest expenses were recognized in connection with this loan during the three-months ended March 31, 2001 for the amortization of loan arrangement expenses, annual facility fees, and warrants issued to the lender at the time of the establishment of the loan facility.

     The absence of a tax provision in 2001 is due to continued prior year net operating losses available to the Company to offset income. No tax provision was recorded in 2001 due to losses in the period

Liquidity and Capital Resources:

     For the first three months of 2001, the Company had negative cash flows from operations of $164,000, compared to a positive $1,743,000 in the same period of 2000. The negative cash flows in the first three-months of 2001 are attributed to the losses for the period and a decrease of accounts payables, and partially offset by a decrease in accounts receivable and an increase in customer deposits. The positive cash flows for the three-month period ended March 31, 2000 was primarily due to the $3,175,000 portion of the $3,750,000 note recovery from DTPI shown as operating income partially offset by a decrease in accounts payable for the period.

     Cash flows from investing activities in the first three months of 2001 totaled a negative $177,000, comprising an increase in short-term investments and the acquisition of property, plant and equipment offset by a reduction in restricted cash. For the corresponding period of 2000, cash flows from investing activities totaled a positive $339,000, comprising an increase in restricted cash and short-term investments, and the acquisition of property plant and equipment offset by the $575,000 non-operating cash proceeds from DTPI.

     Cash provided by financing activities during the first three months of 2001 totaled $170,000, comprising primarily of an increase in the line of credit (see note 7 to the condensed consolidated financial statements). For the three months ended March 31, 2000, cash provided by financing was $2,064,000, consisting primarily of the borrowings under the new line of credit (see note 7 to the condensed consolidated financial statements) and proceeds from the issuance of stock upon the exercise of stock options.

     Overall, the Company's cash and cash equivalents totaled $2,732,000 at March 31, 2001 as compared to $2,903,000 at December 31, 2000.

     The Company's cash reserves have been positively impacted by the receipt of approximately $2,500,000 in cash in connection with the sale of 50% of the Company's remaining shares in DTPI (see note 8 to the condensed consolidated financial statements). In addition, management also expects improved experience in 2001 with respect to inventory and accounts receivable performance. Also, the Company may be able to establish an additional line of credit for domestic receivables in 2001, which is not part of the Company's current credit facilities. Management expects to have sufficient cash generated through operations, through availability under current lines of credit, cash received from DTPI and through other sources to meet the anticipated cash requirements for the next twelve months.

New Accounting Standards:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. There was no transition adjustment upon adoption of SFAS 133 on January 1, 2001. Adoption of SFAS 133 had no impact on the Company's consolidated financial position, results of operations or liquidity.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. However, prior to the devaluation of the Brazilian currency in January 1999, the Company had generated revenues in Brazil based in the local currency of Brazil. While the contracts relating to such arrangements generally contained provisions that called for payments to be adjusted to take into account fluctuations in foreign currency exchange rates, the Company's customers in Brazil have expressed an unwillingness to adjust contract amounts to fully reflect the exchange rate fluctuations. Brazilian counsel has advised the Company that there is uncertainty as to the enforceability of provisions that tie payments to foreign currency rates. The Company, therefore, whenever possible, negotiates sales from Brazilian customers in U.S. dollars to avoid any uncertainty as to the value of receivables, although there are certain remaining foreign currency denominated cash balances of approximately $14,000. The Company's interest income and expense is sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents and the interest expense on the Company's debt.

     The Company does not use derivative financial instruments in its investment portfolio.

Risk Factors and Forward Looking Statements:

     THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LACK OF LIQUIDITY AND WORKING CAPITAL, INABILITY TO RAISE DEBT OR EQUITY FINANCING, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S FOR 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

     BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 2001, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

Item 6 - Exhibits and Reports on Form 8-K

      None

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STM Wireless, Inc.

Date:  May 14, 2001                 By: /s/ JOSEPH J. WALLACE
                                        -------------------------------------
                                        Joseph J. Wallace
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)