Form 10-Q
period 2001-06-30
STM WIRELESS INC
filed 2001-08-13
CIK 765414

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                ______________


                                   FORM 10-Q

                                ______________

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 2001

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-19923

                                ______________

                              STM WIRELESS, INC.
            (Exact Name of Registrant as Specified in its Charter)

                                ______________


                     Delaware                               95-3758983
           (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)              Identification No.)

          One Mauchly, Irvine, California                      92618
     (Address of principal executive offices)               (Zip code)

                                (949) 753-7864
             (Registrant's telephone number, including area code)

                                ______________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days.

                              Yes [X]     No [_]

     As of August 1, 2000, there were 7,248,325 shares of Common Stock, $0.001 par value per share, outstanding.

================================================================================

                              STM WIRELESS, INC.
                                     INDEX

Part I.      FINANCIAL INFORMATION                                                                            Page
                                                                                                              ----
             Item 1.     Financial Statements

                         Condensed Consolidated Balance Sheets at June 30, 2001
                         and December 31, 2000.............................................................      3

                         Condensed Consolidated Statements of Operations for the
                         three and six-month periods ended June 30, 2001 and June 30, 2000.................      4

                         Condensed Consolidated Statements of Cash Flows for the six
                         month periods ended June 30, 2001 and June 30, 2000...............................      5

                         Notes to Condensed Consolidated Financial Statements..............................   6-10

             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............................................  11-14

             Item 3.     Quantitative And Qualitative Disclosures
                         About Market Risk.................................................................  14-15

Part II.     Other Information.............................................................................     16

             Item 1.     Legal Proceedings

             Item 6.     Exhibits And Reports On Form 8-K

         Part I--Financial Information (Item 1--Financial Statements)


                               STM WIRELESS, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                                        June 30,        December 31,
                                                                                          2001             2000
                                                                                          ----             ----
                                       Assets
Current assets:
   Cash and cash equivalents........................................................    $  4,394          $  2,903
   Short-term investments...........................................................         162                --
   Restricted cash and short-term investments.......................................       2,150             2,250
   Accounts receivable, net.........................................................       5,506             7,014
   Inventories, net.................................................................       8,651             8,355
   Prepaid expenses and other current assets........................................         474               405
                                                                                        --------          --------
     Total current assets...........................................................      21,337            20,927
Property & equipment, net...........................................................       7,901             8,266
Equity and other investments........................................................          --               157
Other assets........................................................................         106               116
                                                                                        --------          --------
                                                                                        $ 29,344          $ 29,466
                                                                                        ========          ========

                        Liabilities and Stockholders' Equity
Current liabilities:
   Short-term borrowings............................................................    $  3,474          $  4,588
   Current portion of long-term debt................................................         108               192
   Accounts payable.................................................................       4,362             5,941
   Accrued liabilities..............................................................       2,316             2,552
   Customer deposits and deferred revenue...........................................       2,895             1,224
   Income taxes payable.............................................................         544               541
                                                                                        --------          --------
     Total current liabilities......................................................      13,699            15,038
Long-term debt......................................................................       6,806             6,848
Other long-term liabilities.........................................................         109                33
Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares
     authorized, none issued or outstanding.........................................          --                --
   Common stock, $0.001 par value; 20,000,000 shares
     authorized; issued and outstanding 7,248,325 shares
     at June 30, 2001 and 7,248,075 at December 31, 2000............................           7                 7
   Additional paid in capital.......................................................      39,287            39,287
   Accumulated deficit..............................................................     (30,264)          (31,447)
   Receivable from stockholder......................................................        (300)             (300)
                                                                                        --------          --------
     Total stockholders' equity.....................................................       8,730             7,547
                                                                                        --------          --------
                                                                                        $ 29,344          $ 29,466
                                                                                        ========          ========

     See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                For the Three Months         For the Six Months
                                                                   Ended June 30,              Ended June 30,
                                                               ----------------------      ----------------------
                                                                 2001          2000          2001          2000
                                                               --------      --------      --------      --------
Revenues:
 Products...................................................   $  6,485      $  2,814      $ 12,050      $  6,047
 Services...................................................        626           283         1,295           867
                                                               --------      --------      --------      --------
  Total revenues............................................      7,111         3,097        13,345         6,914
Cost of revenues:
 Products...................................................      4,191         1,548         7,780         3,567
 Services...................................................        542           490         1,186           884
                                                               --------      --------      --------      --------
  Total cost of revenues....................................      4,733         2,038         8,966         4,451

Gross profit................................................      2,378         1,059         4,379         2,463
Operating costs and other operating items:
 Selling, general & administrative expenses.................      1,436         1,651         2,651         2,998
 Research & development.....................................      1,321         1,410         2,696         2,782
 Recovery of note receivable from affiliate.................         --            --            --        (3,175)
                                                               --------      --------      --------      --------
  Total.....................................................      2,757         3,061         5,347         2,605
Operating loss..............................................       (379)       (2,002)         (968)         (142)
 Foreign currency losses....................................         (6)         (263)           (6)         (257)
 Gain on sale of assets.....................................         --           840            --           840
 Gain on disposal of affiliate..............................      2,510           440         2,510         1,015
 Interest income............................................         84           165           181           422
 Interest expense...........................................       (262)         (272)         (534)         (433)
                                                               --------      --------      --------      --------

Income (loss) before income taxes ..........................      1,947        (1,092)        1,183         1,445
 Income tax expense.........................................         --           (50)           --           (50)
                                                               --------      --------      --------      --------
Net income (loss)...........................................   $  1,947      $ (1,142)     $  1,183      $  1,395
                                                               ========      ========      ========      ========
Net income (loss) per common share:
 Basic......................................................   $   0.27      $  (0.16)     $   0.16      $   0.20
                                                               --------      --------      --------      --------
 Diluted....................................................   $   0.27      $  (0.16)     $   0.16      $   0.19
                                                               ========      ========      ========      ========
Common shares used in computing per share amounts:
 Basic......................................................      7,248         7,145         7,248         7,120
 Diluted....................................................      7,248         7,145         7,250         7,479

     See accompanying notes to condensed consolidated financial statements.

                              STM WIRELESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                           2001             2000
                                                                                         --------         --------
Net cash provided by (used in) operations.............................................   $    518         $    (59)
                                                                                         --------         --------

 Cash flows provided by investing activities:
 Proceeds from the sale of stock in DTPI..............................................      2,510              440
 Cash proceeds from disposal of affiliate.............................................         --              575
 Decrease in restricted assets........................................................        100              236
 Increase in short-term investments...................................................       (162)              --
 Acquisition of property, plant and equipment.........................................       (311)            (353)
                                                                                         --------         --------
Net cash provided by investing activities.............................................      2,137              898
                                                                                         --------         --------

Cash flows from financing activities:
 Proceeds from exercise of stock options..............................................         --              650
 Increases (repayments) of short-term borrowings......................................     (1,114)           1,365
 Increase in other long-term liabilities..............................................         76               --
 Repayment of long-term debt..........................................................       (126)            (395)
                                                                                         --------         --------
Net cash provided by (used in) financing activities...................................     (1,164)           1,620
                                                                                         --------         --------

Effect of exchange rate on changes in cash and cash equivalents.......................         --               (7)
Net increase in cash and cash equivalents.............................................      1,491            2,452
Cash and cash equivalents at beginning of period......................................      2,903            4,441
                                                                                         --------         --------
Cash and cash equivalents at end of period............................................   $  4,394         $  6,893
                                                                                         ========         ========

    See accompanying notes to condensed consolidated financial statements.

                              STM WIRELESS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)



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

2.       Inventories:

         Inventories are summarized as follows:

                                                                                    June 30,        December 31,
                                                                                      2001              2000
                                                                                  -------------    -------------
          Raw materials........................................................     $    4,858        $    5,046
          Work in process......................................................          1,816             1,275
          Finished goods.......................................................          1,977             2,034
                                                                                   -----------      ------------
                                                                                    $    8,651        $    8,355
                                                                                   ===========      ============

3.     Net Income (Loss) Per Share:

                                                                   Three Months Ended       Six Months Ended
                                                                       June 30,                  June 30,
                                                               -------------------------   -----------------------
                                                                  2001          2000         2001          2000
                                                               ---------      ----------   ---------    ----------
         Net income (loss).................................     $  1,947       $ (1,142)    $  1,183       $ 1,395
                                                               ---------      ---------    ---------    ----------
         Basic:
         Weighted average common shares
            outstanding used in computing basic
            net income (loss) per share....................        7,248          7,145        7,248         7,120
                                                               ---------      ---------    ---------    ----------
         Basic net income (loss) per share.................     $   0.27       $  (0.16)    $   0.16       $  0.20
                                                               ---------      ---------    ---------    ----------
         Diluted:
         Weighted average common shares
            outstanding....................................        7,248          7,145        7,248         7,120
         Dilutive options outstanding......................           --             --            2           359
                                                               ---------      ---------    ---------    ----------
         Shares used in computing diluted net
            income (loss) per share........................        7,248          7,145        7,250         7,479
                                                               ---------      ---------    ---------    ----------
         Diluted net income (loss) per share...............     $   0.27       $  (0.16)    $   0.16       $  0.19
                                                               ---------      ---------    ---------    ----------

         For the six months ended June 30, 2001, options to purchase approximately 1,298,000 shares of common stock were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months ended June 30, 2001, options to purchase approximately 1,271,000 shares of common stock were outstanding and were excluded from the computation of diluted net income per share, as the effect would be

                              STM WIRELESS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


antidilutive. Options to purchase approximately 200,000 and 1,117,000 shares of common stock were outstanding for the six months and three months ended June 30, 2000, and were excluded from the computation of diluted net income (loss) per share as the effect would have been antidilutive.

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

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional

                              STM WIRELESS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company has no unamortized goodwill, no unamortized identifiable intangible assets, and no unamortized negative goodwill, all of which would be subject to the transition provisions of Statements 141 and 142.

5.     Geographic and Business Segment Information:

         The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

                                                                Three Months Ended          Six Months Ended
Revenues By Geographic Areas                                         June 30,                   June 30,
                                                               -----------------------     ---------------------
                                                                  2001          2000         2001         2000
                                                               ----------    ---------     ----------  ---------
Total:
   Latin & South America....................................     $ 4,574      $    618       $  8,014     $ 2,363
   Africa & Middle East.....................................         459           266          1,407         667
   Asia.....................................................       1,321         2,102          2,240       3,137
   United States............................................         292            79            682         552
   Europe...................................................         465            32          1,002         195
                                                                --------     ---------      ---------    --------
Total.......................................................     $ 7,111      $  3,097       $ 13,345     $ 6,914
                                                                ========     =========      =========     =======
Products:
   Latin & South America....................................     $ 4,432      $    606       $  7,695     $ 2,239
   Africa & Middle East.....................................         451           256          1,342         624
   Asia.....................................................       1,067         1,932          1,813       2,763
   United States............................................         162            20            350         389
   Europe...................................................         373            --            850          32
                                                                --------     ---------      ---------    --------
Total.......................................................     $ 6,485      $  2,814       $ 12,050     $ 6,047
                                                                ========     =========      =========    ========
Services:
   Latin & South America....................................     $   142      $     12       $    319     $   124
   Africa & Middle East.....................................           8            10             65          43
   Asia.....................................................         254           170            427         374
   United States............................................         130            59            332         163
   Europe...................................................          92            32            152         163
                                                                --------     ---------      ---------    --------
Total.......................................................     $   626      $    283       $  1,295     $   867
                                                                ========     =========      =========    ========
   Operating income (loss) by area:
   Latin & South America....................................     $   (14)     $    (12)      $    (14)    $    48
   Africa & Middle East.....................................          --            --             --          --
   Asia.....................................................         168            41            180          82
   United States............................................        (533)       (2,031)        (1,134)       (272)
   Europe...................................................          --            --             --          --
                                                                --------     ---------      ---------    --------
Total.......................................................     $  (379)     $ (2,002)      $   (968)    $  (142)
                                                                ========     =========      =========    ========

                              STM WIRELESS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

       Sales to Direc-To-Phone International, Inc. ("DTPI") for the three and six months ended June 30, 2001, were approximately $2,776,000 and $3,401,000, respectively. For the corresponding periods of 2000, sales to DTPI were $353,000 and $1,366,000, respectively. In the three months ended June 30, 2001, there was one other customer to which sales exceeded 10% of total revenues for the period. In the six months ended June 30, 2001, there were two other customers to which sales exceeded 10% of total revenues for the period.

       Operating income for the six months ended June 30, 2000 includes the recovery of a note receivable of $3,175,000 that has been included as part of operating income for the United States. See note 6.


                                                      June 30,     December 31,
                                                        2001          2000
                                                    ----------   -------------
Identifiable assets by geographic area:
   United States                                     $  27,723      $  28,159
   Asia                                                  1,471          1,143
   Latin & South America                                   150            164
                                                    ----------   ------------
     Total                                           $  29,344      $  29,466
                                                    ==========   ============

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

         On April 5, 2001, the Company sold 50% of its remaining common and preferred shares in DTPI for cash totaling approximately $2,510,000. Under the terms of the agreement with the buyer, the buyer has an option to acquire the remaining 50% of the Company's ownership in DTPI for approximately $2,500,000 for a period of nine months through December 19, 2001. In June 2000, the Company sold shares of DTPI for $440,000. The value of such shares had been written down to zero as a result of STM recognizing losses of DTPI from inception. The proceeds of $2,510,000 and $440,000 have been classified as "Gain on disposal of affiliate" in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2001, and June 30, 2000, respectively.

7.       Gain on Sale of Assets:

         In June 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. ("TMSI") to Inter-Tel, Inc. ("Inter-Tel"), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25,000,000 in cash. Gains of $9,950,000 and $2,964,000 (net of costs and reserves considered necessary) were recognized in 1998 and 1999, respectively.

         In the second quarter of 2000, upon the resolution of certain customer claims, the Company reevaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in an additional gain of $840,000. This gain has been classified as gain on the sale of assets in the three and six months ended June 30, 2000. At June 30, 2001, the Company's remaining accruals for probable exposures associated with this transaction are immaterial.

                              STM WIRELESS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

8.       Short-Term Borrowings:

         On March 27, 2000, the Company entered into a new two year revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. The line of credit bears interest at Prime plus 1%.

         Availability to borrow the $2,800,000 is based upon a percentage of eligible inventory and accounts receivable. Borrowings under the line of credit at June 30, 2001 and June 30, 2000, were approximately $1,474,000 and $1,400,000, respectively. The lender was granted a security interest in substantially all of the Company's assets.

Item 2--Management's Discussion and Analysis of Results of Operations and Financial Condition

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

Results of Operations:

     Total revenues were $7,111,000 and $13,345,000, respectively, for the three and six month periods ended June 30, 2001, compared to $3,097,000 and $6,914,000, respectively, for the corresponding periods of 2000, representing increases of 130% and 93%, respectively, over the prior year periods. Product revenues were $6,485,000 and $12,050,000, respectively, for the three and six month periods ended June 30, 2001, compared to $2,814,000 and $6,047,000, respectively, for the corresponding periods of 2000, representing increases of 130% and 99%, respectively, over the prior year periods. Service revenues were $626,000 and $1,295,000, respectively, for the three and six month periods ended June 30, 2001, compared to $283,000 and $867,000, respectively, for the corresponding periods of 2000, representing increases of 121% and 49%, respectively, over the prior year periods.

     The increase in revenues in the three and six months ended June 30, 2001 compared to June 30, 2000 reflects increased sales in primarily Latin and South America but also in all other areas of the world in which STM sells product except Asia. The Company has reported four successive quarters of revenue growth from the third quarter of 2000. Revenues have increased from approximately $5,000,000 in the third quarter of 2000 to approximately $7,100,000 in the second quarter of 2001. Management expects continued growth in fiscal 2001 compared to fiscal 2000; however, the Company's revenues in total and by region can vary significantly depending upon the timing of projects, the value of individual projects and other factors.

     The gross profit percentage earned for the three months ended June 30, 2001 was 33%, compared with 34% in the corresponding period of 2000. For the six months ended June 30, 2001, the gross profit percentage was 33%, compared with 36% in the corresponding period of 2000. For the three months ended June 30, 2001, gross profit percentage for product revenues was 35%, compared to 45% for the corresponding period of 2000. The gross profit percentage in the three month period ended June 30, 2000 benefited primarily from a single customer shipment with a higher than average gross margin percentage than the corresponding period of 2001.

     Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2001 decreased to $1,436,000 (20% of revenue) from $1,651,000 (53% of revenue) for the corresponding period of the prior year. For the six months ended June 30, 2001 SG&A expenses decreased to $2,651,000 (20% of revenue) from $2,998,000 (43% of revenue) for the corresponding period of the prior year. Such cost decreases comprise cost reductions in both selling expenses and general and administrative expenses. The second quarter and year-to-date 2001 sales and marketing cost reductions are attributed to a reduction in advertising and promotional expenses and sales acquisition costs. Also, for the same periods, general and administrative cost reductions are attributed to reduced depreciation expense and outside professional fees.

     Research and development (R&D) expenses for the three months ended June 30, 2001 decreased to $1,321,000 (19% of revenues) from $1,410,000 (46% of revenues) for the corresponding period of the prior year. For the six months ended June 30, 2001, R&D expenses decreased to $2,696,000 (20% of revenues) from $2,782,000 (40% of revenues) for the corresponding period of the prior year. The year-to-date 2001 cost reduction as compared to the corresponding period of 2000 is due primarily to the reduced use of outside services in the course of product development. However, these costs can vary depending on the stage reached in a product development cycle. Current development efforts are focused on reducing unit product cost, optimizing product design, and improving manufacturability. Management believes that these efforts will yield future positive results in terms of higher gross margins and improved inventory control.

     The recovery of the note receivable from affiliate of $3,175,000 for the six months ended June 30, 2000 was related to the $3,750,000 received from DTPI as a result of DTPI's financing (see note 6 to the condensed consolidated financial statements). $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the six months ended June 30, 2000.

     The foreign currency losses of $263,000 and $257,000 recognized in the three and six months ended June 30, 2000, primarily reflect a write-down of certain accounts receivable balances from a customer in Brazil whereby the customer did not reimburse the Company for changes in the exchange rate. For the three and six month periods ended June 30, 2001, the amounts recognized for foreign currency losses totaled $6,000 and are attributed to a weakening of a foreign currency against the U.S. Dollar. The Company conducts most international sales in U.S. Dollars.

     The gain on sale of assets of $840,000 for the three and six months ended June 30, 2000 represented a gain on the sale of substantially all the assets of TMSI. In the second quarter of 2000, upon the resolution of a customer claim, respectively, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of additional gains on the sale of the assets of TMSI. There was no similar adjustment recognized in the three month period ended June 30, 2001 (see note 7 to the condensed consolidated financial statements).

     In the three month periods ended June 30, 2001 and June 30, 2000, the Company disposed of shares in DTPI resulting in gains of $2,510,000 and $440,000, respectively, which have been classified as gains on disposal of affiliate in the accompanying condensed consolidated financial statements. Combined with the $575,000 associated with the note recovery from DTPI, the resulting gain on disposal of affiliate was $1,015,000 for the six months ended June 30, 2000.

     Interest income was $84,000 for the three months ended June 30, 2001, compared to $165,000 for the three months ended June 30, 2000, and was $181,000 for the six months ended June 30, 2001, compared to $422,000 for the corresponding period of 2000. Along with the reduction in interest rate levels in general, interest income for the three and six months ended June 30, 2001 is less than the interest income recognized in the corresponding periods of 2000 due primarily to lower average cash balances and the absence in 2001 of interest received on a note receivable from DTPI, that was repaid in full, during the second quarter of 2000 (see note 6 to the condensed financial statements).

     Interest expense for the three months ended June 30, 2001, was $262,000 compared to $272,000 for the corresponding period of 2001. Interest expense for the three months ended June 30, 2001 and June 30, 2000 are comparable except for the general reduction in the level of interest rates between the corresponding periods of 2001 and 2000, respectively. For the six months ended June 30, 2001 interest expense was $534,000 compared to $433,000 for the same period of 2000. This increase is due primarily to the higher average level of borrowings in 2001 than 2000 and the credit line being established at the end of March 2000 (see note 8 to the condensed financial statements).

     The tax provision for the three and six months ended June 30, 2000 is related to overseas taxes. The absence of a U.S. tax provision in the three and six months ended June 30, 2001 is due to continued net operating losses available to the Company to offset current year income.

Liquidity and Capital Resources:

     For the first six months of 2001, the Company had a positive cash flow from operating activities of $518,000 as compared to a negative cash flow of $59,000 for the corresponding period of 2000. The positive cash flow for the period ended June 30, 2001 benefited primarily from a reduction in accounts receivable and an increase in customer deposits partially offset by a reduction in accounts payable and operating losses. For the corresponding period of 2000, the negative cash flow of $59,000 was positively impacted by the $3,175,000 portion of the $3,750,000 note recovery from DTPI (see note 6 to the condensed financial statements) shown as operating income and negatively impacted by a decrease in accounts payable and operating losses for the period.

     Cash flows from investing activities totaled $2,137,000 and $898,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The positive cash flows for 2001 were impacted primarily by the sale of 50% of the remaining shares in DTPI for $2,510,000 (see note 6 to the condensed financial statements) offset by $311,000 for capital expenditures. Cash flows during the first six months of 2000 were positively impacted by the non-operating portion of the recovery of the note receivable from DTPI for $575,000 and the sale of shares in DTPI for $440,000, and negatively impacted by the acquisition of fixed assets for $353,000.

     Cash flows from financing activities totaled a negative $1,164,000 and a positive $1,620,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The negative cash flows for 2001 were due primarily to the net repayment of approximately $1,114,000 to reduce the balance owed under a line of credit (see note 8 to the condensed financial statements). During the corresponding period of 2000, cash flows from financing were positively impacted by the proceeds from the issuance of Company stock upon the exercise of stock options and the increase in short term borrowings under the new line of credit established in March 2000.

     Overall, the Company's cash and cash equivalents totaled $4,394,000 at June 30, 2001 as compared to $2,903,000 at December 31, 2000 representing an improved cash position of approximately $1,500,000 over December 31, 2000. In addition, the Company has available borrowing of $1,300,000 under its line of credit. Compared to fiscal year 2000, the Company is experiencing an improved accounts receivable collection performance; therefore, management expects to have sufficient cash generated from operations, through availability under lines of credit and existing cash balances and through other sources to meet the anticipated cash requirements for the next twelve months.

New Accounting Standards:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including derivative instruments embedded in other contracts and for hedging activities. There was no transition adjustment upon adoption of SFAS 133 on January 1, 2001. Adoption of SFAS 133 had no material impact on the Company's consolidated financial position, results of operations or liquidity.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company has no unamortized goodwill, no unamortized identifiable intangible assets, and no unamortized negative goodwill, all of which would be subject to the transition provisions of Statements 141 and 142.

Item 3--Quantitative and Qualitative Disclosures About Market Risk

     To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. In Thailand the Company's subsidiary invoices most customers in local currency based on contractual prices denominated in United States currency to minimize the risk of foreign exchange loss. However, there is the risk of loss on accounts receivable in that the local currency may devalue relative to the United States currency during the period of collection. The balance in accounts receivable carried in Thailand as of June 30, 2001 and as of December 31, 2000 is approximately $125,000 and $179,000, respectively. Foreign exchange gain and loss through June 30, 2001 are immaterial.

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

IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

     BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

                          Part II--Other Information

Item 1--Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 30, 2001, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

Item 6--Exhibits and Reports On Form 8-K

     None.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STM Wireless, Inc.

Date: August 13, 2001                 By: /s/ Joseph Wallace
                                          --------------------
                                          Joseph Wallace
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)