Form 10-Q
period 2001-09-30
STM WIRELESS INC
filed 2001-11-14
CIK 765414

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number: 0-19923

                                 --------------

                               STM WIRELESS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                 --------------

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

       Yes |X|         No | |


       As of October 31, 2001, there were 7,244,325 shares of Common Stock, $0.001 par value per share, outstanding.

================================================================================

                               STM WIRELESS, INC.
                                      INDEX

Part I.      FINANCIAL INFORMATION                                                                            Page
                                                                                                              ----
             Item 1.     Financial Statements

                         Condensed Consolidated Balance Sheets at September 30, 2001
                         and December 31, 2000.............................................................      3

                         Condensed Consolidated Statements of Operations for the
                         three and nine month periods ended September 30, 2001 and September 30, 2000......      4

                         Condensed Consolidated Statements of Cash Flows for the nine
                         month periods ended September 30, 2001 and September 30, 2000.....................      5

                         Notes to Condensed Consolidated Financial Statements..............................   6-11

             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............................................  12-15

             Item 3.     Quantitative And Qualitative Disclosures
                         About Market Risk.................................................................  15-16

Part II.     Other Information.............................................................................     17

             Item 1.     Legal Proceedings

             Item 6.     Exhibits And Reports On Form 8-K

          Part I--Financial Information (Item 1--Financial Statements)

                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                      September 30,     December 31,
                                                                                           2001             2000
                                                                                      ------------      -----------
                                       Assets
Current assets:
   Cash and cash equivalents........................................................    $  4,536          $  2,903
   Short-term investments...........................................................         312                --
   Restricted cash and short-term investments.......................................       2,000             2,250
   Accounts receivable, net.........................................................       5,498             7,014
   Inventories, net.................................................................       9,191             8,355
   Prepaid expenses and other current assets........................................         395               405
                                                                                        --------          --------
     Total current assets...........................................................      21,932            20,927
Property & equipment, net...........................................................       7,623             8,266
Equity and other investments........................................................          --               157
Other assets........................................................................         107               116
                                                                                        --------          --------
                                                                                        $ 29,662          $ 29,466
                                                                                        ========          ========

                        Liabilities and Stockholders' Equity
Current liabilities:
   Short-term borrowings............................................................    $  3,503          $  4,588
   Current portion of long-term debt................................................          90               192
   Accounts payable.................................................................       5,794             5,941
   Accrued liabilities..............................................................       2,851             2,552
   Customer deposits and deferred revenue...........................................       1,510             1,224
   Income taxes payable.............................................................         568               541
                                                                                        --------          --------
     Total current liabilities......................................................      14,316            15,038
Long-term debt......................................................................       6,785             6,848
Other long-term liabilities.........................................................         108                33
Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares
     authorized, none issued or outstanding.........................................          --                --
   Common stock, $0.001 par value; 20,000,000 shares
     authorized; issued and outstanding 7,244,325 shares
     at September 30, 2001 and 7,248,075 at December 31, 2000.......................           7                 7
   Additional paid in capital.......................................................      39,283            39,287
   Receivable from stockholder.......................................................       (300)             (300)
   Accumulated deficit..............................................................     (30,537)          (31,447)
                                                                                        --------          --------
     Total stockholders' equity.....................................................       8,453             7,547
                                                                                        --------          --------
                                                                                        $ 29,662          $ 29,466
                                                                                        ========          ========

      See accompanying notes to condensed consolidated financial statements

                                STM WIRELESS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                               For the Three Months        For the Nine months
                                                                Ended September 30,        Ended September 30,
                                                               ---------------------      ----------------------
                                                                 2001         2000          2001          2000
                                                               --------     --------      --------      --------
Revenues:
   Products...............................................     $  6,710      $ 4,370      $ 18,760      $ 10,416
   Services...............................................        1,056          640         2,351         1,508
                                                               --------     --------      --------      --------
     Total revenues.......................................        7,766        5,010        21,111        11,924
                                                               --------     --------      --------      --------
Cost of revenues:
   Products...............................................        4,290        2,777        12,070         6,344
   Services...............................................          674          446         1,860         1,330
                                                               --------     --------      --------      --------
     Total cost of revenues...............................        4,964        3,223        13,930         7,674
                                                               --------     --------      --------      --------

Gross profit..............................................        2,802        1,787         7,181         4,250
                                                               --------     --------      --------      --------
Operating costs and other operating items:
   Selling, general & administrative expenses.............        1,505        1,571         4,156         4,569
   Research & development.................................        1,422        1,418         4,118         4,200
   Recovery of note receivable from affiliate.............           --           --            --        (3,175)
                                                               --------     --------      --------      --------
     Total................................................        2,927        2,989         8,274         5,594
                                                               --------     --------      --------      --------
Operating loss............................................         (125)      (1,202)       (1,093)       (1,344)
                                                               --------     --------      --------      --------
   Foreign currency gain (loss)...........................           14          (37)            8          (294)
   Gain on sale of assets.................................           --           --            --           840
   Gain on disposal of affiliate..........................           --           --         2,510         1,015

   Interest income........................................           75          154           256           576
   Interest expense.......................................         (237)        (254)         (771)         (687)
                                                               --------     --------      --------      --------

Income (loss) before income taxes ........................         (273)      (1,339)          910           106
   Income tax benefit (expense)...........................           --           12            --           (38)
                                                               --------     --------      --------      --------
Net income (loss).........................................     $   (273)    $ (1,327)     $    910      $     68
                                                               ========     ========      ========      ========
Net income (loss) per common share:
   Basic..................................................     $  (0.04)    $  (0.18)     $   0.13      $   0.01
                                                               --------     --------      --------      --------
   Diluted................................................     $  (0.04)    $  (0.18)     $   0.13      $   0.01
                                                               ========     ========      ========      ========
Common shares used in computing per share amounts:
   Basic..................................................        7,248        7,248         7,248         7,163
   Diluted................................................        7,248        7,248         7,250         7,481

     See accompanying notes to condensed consolidated financial statements.

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                             Nine months Ended
                                                                                                September 30,
                                                                                            2001             2000
                                                                                          --------         --------
Net cash provided by (used in) operations.........................................        $    719         $ (1,460)
                                                                                          --------         --------
   Cash flows provided by investing activities:
   Proceeds from the sale of stock in DTPI........................................           2,510              440
   Cash proceeds from disposal of affiliate.......................................              --              575
   Decrease in restricted assets..................................................             250              235
   Increase in short-term investments.............................................            (312)              --
   Acquisition of property, plant and equipment...................................            (359)          (1,052)
                                                                                          --------         --------
Net cash provided by investing activities.........................................           2,089              198
                                                                                          --------         --------
Cash flows from financing activities:
   Proceeds from exercise of stock options........................................              --              653
   Increases (repayments) of short-term borrowings................................          (1,085)           1,507
   Increase in other long-term liabilities........................................              75               --
   Repayment of long-term debt....................................................            (165)            (380)
                                                                                          --------         --------
Net cash provided by (used in) financing activities...............................          (1,175)           1,780
                                                                                          --------         --------

Effect of exchange rate on changes in cash and cash equivalents...................              --              (20)
Net increase in cash and cash equivalents.........................................           1,633              498
Cash and cash equivalents at beginning of period..................................           2,903            4,441
                                                                                          --------         --------
Cash and cash equivalents at end of period........................................        $  4,536         $  4,939
                                                                                          ========         ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                          $    739         $    640
                                                                                          ========         ========

     See accompanying notes to condensed consolidated financial statements.

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

1.       Basis of Presentation:

         These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. and its subsidiaries (the "Company" or "STM") gives effect to all adjustments necessary (consisting only of normal accruals), in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

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

2.       Inventories:

         Inventories are summarized as follows:

                                                                                  September 30,      December 31,
                                                                                      2001              2000
                                                                                  ------------       -----------
         Raw materials........................................................     $    4,052        $    5,046
         Work in process......................................................          3,275             1,275
         Finished goods.......................................................          1,864             2,034
                                                                                   ----------        ----------
                                                                                   $    9,191        $    8,355
                                                                                   ==========        ==========

3.       Net Income (Loss) Per Share:

                                                                  Three Months Ended          Nine months Ended
                                                                    September 30,               September 30,
                                                                -----------------------     ---------------------
                                                                  2001           2000        2001          2000
                                                                --------       --------     -------       -------
         Net income (loss).................................     $   (273)      $ (1,327)    $   910       $    68
                                                                --------       --------     -------       -------
         Basic:
         Weighted average common shares
            outstanding used in computing basic
            net income (loss) per share....................        7,248          7,248       7,248         7,163
                                                                --------       --------     -------       -------
         Basic net income (loss) per share.................     $  (0.04)       $ (0.18)    $  0.13       $  0.01
                                                                --------       --------     -------       -------
         Diluted:
         Weighted average common shares
            outstanding....................................        7,248          7,248       7,248         7,163
         Dilutive options outstanding......................           --             --           2           318
                                                                --------       --------     -------       -------
         Shares used in computing diluted net
            income (loss) per share........................        7,248          7,248       7,250         7,481
                                                                --------       --------     -------       -------
         Diluted net income (loss) per share...............     $  (0.04)       $ (0.18)    $  0.13       $  0.01
                                                                --------       --------     -------       -------

         For the nine months ended September 30, 2001, options to purchase approximately 1,273,000 shares of common stock were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three months ended September 30, 2001, options to purchase approximately 1,236,000 shares of

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Continued)
                                   (Unaudited)

common stock were outstanding and were excluded from the computation of diluted net income per share, as the effect would be antidilutive. Options to purchase approximately 475,000 and 1,061,000 shares of common stock were outstanding for the nine months and three months ended September 30, 2000, and were excluded from the computation of diluted net income (loss) per share as the effect would have been antidilutive.

4.       New Accounting Standards:

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Continued)
                                   (Unaudited)


         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

         The Company is required and plans to adopt the provisions of Statement 144 for the quarter ending March 31, 2002. The Company has not determined the impact that Statement 144 will have on its financial statements.

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Continued)
                                   (Unaudited)

5.     Geographic and Business Segment Information:

         The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

                                                                  Three Months Ended          Nine months Ended
Revenues By Geographic Areas                                         September 30,              September 30,
                                                               --------------------------  -------------------------
                                                                  2001          2000          2001         2000
                                                               ------------ -------------  ------------ ------------
Total:
   Latin & South America....................................      $ 2,737      $    966       $ 10,751     $  3,329
   Africa & Middle East.....................................        2,108           739          3,463        1,406
   Asia.....................................................        1,854         2,353          4,094        5,490
   United States............................................          419           101          1,153          653
   Europe...................................................          648           851          1,650        1,046
                                                                  -------      --------       --------     --------
Total.......................................................      $ 7,766      $  5,010       $ 21,111     $ 11,924
                                                                  =======      ========       ========     ========
Products:
   Latin & South America....................................      $ 2,484      $    721       $ 10,179     $  2,959
   Africa & Middle East.....................................        1,886           690          3,228        1,314
   Asia.....................................................        1,492         2,176          3,305        4,939
   United States............................................          276            39            626          428
   Europe...................................................          572           744          1,422          776
                                                                  -------      --------       --------     --------
Total.......................................................      $ 6,710      $  4,370       $ 18,760     $ 10,416
                                                                  =======      ========       ========     ========
Services:
   Latin & South America....................................      $   253      $    245       $    572     $    370
   Africa & Middle East.....................................          222            49            235           92
   Asia.....................................................          362           177            789          551
   United States............................................          143            62            527          225
   Europe...................................................           76           107            228          270
                                                                  -------      --------       --------     --------
Total.......................................................      $ 1,056      $    640       $  2,351     $  1,508
                                                                  =======      ========       ========     ========
   Operating income (loss) by area:
   Latin & South America....................................      $    --      $     (7)      $    (14)    $     41
   Africa & Middle East.....................................           --            --             --           --
   Asia.....................................................          125             9            305           91
   United States............................................         (250)       (1,204)        (1,384)      (1,476)
   Europe...................................................           --            --             --           --
                                                                  -------      --------       --------     --------
Total.......................................................      $  (125)     $ (1,202)      $ (1,093)    $ (1,344)
                                                                  =======      ========       ========     ========

         Sales to Direc-To-Phone International, Inc. ("DTPI") for the three and nine months ended September 30, 2001, were approximately $2,051,000 and $5,452,000, respectively. For the corresponding periods of 2000, sales to DTPI were $478,000 and $1,844,000, respectively. In the nine month period ended September 30, 2001, there was one other customer to which sales accounted for 21% of total revenues for the period. In the nine month period ended September 30, 2000, there was a total of three customers to which individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 46% of total revenues. As of September 30, 2001, there were three customers in which accounts receivable balances exceeded 10% of accounts receivable.

         Operating income for the nine months ended September 30, 2000 includes the recovery of a note receivable of $3,175,000 that has been included as part of operating income for the United States. See note 6.

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Continued)
                                   (Unaudited)

                                                                            September 30,       December 31,
                                                                                2001                2000
                                                                            -------------       ------------
Identifiable assets by geographic area:
   United States                                                              $  28,221           $  28,159
   Asia                                                                           1,291               1,143
   Latin & South America                                                            150                 164
                                                                              ---------           ---------
     Total                                                                    $  29,662           $  29,466
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

         The $7,500,000 note receivable from DTPI was fully reserved through a combination of the Company's equity interest in the losses of DTPI recorded through June 17, 1999, and additional provisions effectively made at the date of deconsolidation on June 17, 1999. The total recovery of the note of $3,750,000 is reflected on two line items in the income statement for the nine months ended September 30, 2000: $3,175,000 is shown in operating income as a "Recovery of note receivable from affiliate" and $575,000 is reflected as non-operating income under the caption "Gain on disposal of affiliate". The portion treated as "Gain on disposal of affiliate" was the portion of the reserve that was effectively established at the date of deconsolidation. The remaining portion was reported as operating income as the reserve against the note through June 17, 1999, was originally recorded through losses from operations.

         On April 5, 2001, the Company sold 50% of its remaining common and preferred shares in DTPI for cash totaling approximately $2,510,000. Under the terms of the agreement with the buyer, the buyer has an option to acquire the remaining 50% of the Company's ownership in DTPI for approximately $2,500,000 for a period of nine months through December 19, 2001. In June 2000, the Company sold shares of DTPI for $440,000. The value of such shares had been written down to zero as a result of STM recognizing losses of DTPI from inception. The proceeds of $2,510,000 and $440,000 have been classified as "Gain on disposal of affiliate" in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2001, and September 30, 2000, respectively.

7.     Gain on Sale of Assets:

         In June 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. ("TMSI") to Inter-Tel, Inc. ("Inter-Tel"), pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25,000,000 in cash. Gains of $9,950,000 (net of costs and reserves considered necessary) and $2,964,000 were recognized in 1998 and 1999, respectively.

         In the second quarter of 2000, upon the resolution of certain customer claims, the Company reevaluated certain accruals that were established at the time of the sale and concluded that certain of these accruals were no longer required, resulting in an additional gain of $840,000. This gain has been classified as gain on the sale of assets in the nine months ended September 30, 2000. At September 30, 2001, the Company's remaining accruals for probable exposures associated with this transaction are immaterial.

8.     Short-Term Borrowings:

         On March 27, 2000, the Company entered into a new two year revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. The line of credit bears interest at Prime plus 1%.

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Continued)
                                   (Unaudited)

         Availability to borrow the $2,800,000 is based upon a percentage of eligible inventories and accounts receivable. Borrowings under the line of credit at September 30, 2001 and September 30, 2000, were approximately $1,503,000 and $1,507,000, respectively. The lender was granted a security interest in substantially all of the Company's assets. The issuance of standby letters of credit during 2001, which has the effect of reducing the availability under the line of credit, has reduced the remaining availability as of September 30, 2001 to approximately $125,000. The Company is currently negotiating to increase its line of credit by $1,200,000 to a total of $4,000,000.

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

Results of Operations:

         Total revenues were $7,766,000 and $21,111,000, respectively, for the three and nine month periods ended September 30, 2001, compared to $5,010,000 and $11,924,000, respectively, for the corresponding periods of 2000, representing increases of 55% and 77%, respectively, over the prior year periods. Product revenues were $6,710,000 and $18,760,000, respectively, for the three and nine month periods ended September 30, 2001, compared to $4,370,000 and $10,416,000, respectively, for the corresponding periods of 2000, representing increases of 54% and 80%, respectively, over the prior year periods. Service revenues were $1,056,000 and $2,351,000, respectively, for the three and nine month periods ended September 30, 2001, compared to $640,000 and $1,508,000, respectively, for the corresponding periods of 2000, representing increases of 65% and 56%, respectively, over the prior year periods.

         The increase in revenues in the three and nine months ended September 30, 2001 compared to September 30, 2000 is substantially due to the increased volume of sales in primarily Latin and South America but also in all other areas of the world in which STM sells products except Asia. The Company has reported five successive quarters of revenue growth from the third quarter of 2000. Revenues have increased from approximately $5,000,000 in the third quarter 2000 to approximately $7,800,000 in the third quarter of 2001. Management expects continued growth in fiscal 2001 compared to fiscal 2000; however, the Company's revenues in total and by region can vary significantly depending upon the timing of projects, the value of individual projects and other factors.

         The gross profit percentage earned for the three-month periods ended September 30, 2001 and 2000 was 36%. For the nine months ended September 30, 2001, the gross profit percentage was 34%, compared with 36% in the corresponding period of 2000. For the three-month periods ended September 30, 2001 and 2000, gross profit percentage for product revenues was 36%. For the nine months ended September 30, 2001, the gross profit percentage for product revenues was 36%, compared to 39% for the corresponding period of 2000.

         Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2001 decreased to $1,505,000 (19% of revenue) from $1,571,000 (31% of revenue) for the corresponding period of the prior year. For the nine months ended September 30, 2001 SG&A, expenses decreased to $4,156,000 (20% of revenue) from $4,569,000 (38% of revenue) for the corresponding period of the prior year. Such cost decreases comprise cost reductions in both selling expenses and general and administrative expenses. The third quarter and year-to-date 2001 sales and marketing cost reductions are attributed to a reduction in advertising and promotional expenses and sales acquisition costs. Also, for the same periods, general and administrative cost reductions are attributed to reduced depreciation expense and the cash recovery in accounts receivable balances of $200,000 fully reserved for in a prior period.

         Research and development (R&D) expenses for the three months ended September 30, 2001 increased to $1,422,000 (18% of revenues) from $1,418,000 (28% of revenues) for the corresponding period of the prior year. For the nine months ended September 30, 2001, R&D expenses decreased to $4,118,000 (20% of revenues) from $4,200,000 (35% of revenues) for the corresponding period of the prior year. The year-to-date 2001 cost reduction as compared to the corresponding period of 2000 is due primarily to the reduced use of outside services in the course of product development. However, these costs can vary depending on the stage reached in a product development cycle. Current development efforts are focused on reducing unit product cost, optimizing product design, and improving manufacturability. Management believes that these efforts will yield future positive results in terms of higher gross margins and improved inventory control.

         The recovery of the note receivable from affiliate of $3,175,000 for the nine months ended September 30, 2000 was related to the $3,750,000 received from DTPI as a result of DTPI's financing (see note 6 to the condensed consolidated financial statements). $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2000.

         The foreign currency losses of $37,000 and $294,000 recognized in the three and nine months ended September 30, 2000, primarily reflect a write-down of certain accounts receivable balances from a customer in Brazil whereby the customer did not reimburse the Company for changes in the exchange rate. For the nine month period ended September 30, 2001, the amount recognized for foreign currency gain totaled $8,000 attributable primarily to the Company's Thailand operation. The Company conducts most of its international sales in the U.S. Dollar.

         The gain on sale of assets of $840,000 for the nine months ended September 30, 2000 represented a gain on the sale of substantially all the assets of TMSI. In the second quarter of 2000, upon the resolution of a customer claim, respectively, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of additional gains on the sale of the assets of TMSI. There was no similar adjustment recognized in the nine month period ended September 30, 2001 (see note 7 to the condensed consolidated financial statements).

         In the nine month periods ended September 30, 2001 and September 30, 2000, the Company disposed of shares in DTPI resulting in gains of $2,510,000 and $440,000, respectively, which have been classified as gains on disposal of affiliate in the accompanying condensed consolidated financial statements. Combined with the $575,000 associated with the note recovery from DTPI, the resulting gain on disposal of affiliate was $1,015,000 for the nine months ended September 30, 2000.

         Interest income was $75,000 for the three months ended September 30, 2001, compared to $154,000 for the three months ended September 30, 2000, and was $256,000 for the nine months ended September 30, 2001, compared to $576,000 for the corresponding period of 2000. Along with the reduction in interest rate levels in general, interest income for the nine months ended September 30, 2001 is less than the interest income recognized in the corresponding periods of 2000 due primarily to lower average cash balances and the absence in 2001 of interest received on a note receivable from DTPI, that was repaid in full, during the second quarter of 2000 (see note 6 to the condensed financial statements).

         Interest expense for the three months ended September 30, 2001, was $237,000 compared to $254,000 for the corresponding period of 2000. Interest expense for the three-month periods ended September 30, 2001 and 2000 are comparable except for the general reduction in the level of interest rates between the corresponding periods of 2001 and 2000, respectively. For the nine months ended September 30, 2001, interest expense was $771,000 compared to $687,000 for the same period of 2000. This increase is due primarily to the higher average level of borrowings in 2001 than 2000 due partially to the credit line being established at the end of March 2000 (see note 8 to the condensed financial statements) and the higher loan balances carried during the first quarter of 2001. These costs were partially offset by the general reduction in the level of interest rates between the corresponding periods of 2000 and 2001.

         The tax provision for the three and nine months ended September 30, 2000 is related to overseas taxes. The absence of a U.S. tax provision in the three and nine months ended September 30, 2001 is due to continued net operating losses available to the Company to offset current year income.

Liquidity and Capital Resources:

         For the first nine months of 2001, the Company had a positive cash flow from operating activities of $719,000 as compared to a negative cash flow of $1,460,000 for the corresponding period of 2000. The positive cash flow for the period ended September 30, 2001 benefited primarily from a reduction in accounts receivable and an increase in customer deposits and accrued liabilities offset by an increase in inventory. For the corresponding period of 2000, the negative cash flow of $1,460,000 was positively impacted by the $3,175,000 portion of the $3,750,000 note recovery from DTPI (see note 6 to the condensed financial statements) shown as operating income and negatively impacted by a decrease in accounts payable and operating losses for the period.

         Cash flows from investing activities totaled $2,089,000 and $198,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The positive cash flows for 2001 were impacted primarily by the sale of 50% of the remaining shares in DTPI for $2,510,000 (see note 6 to the condensed financial statements) offset by $359,000 for capital expenditures and an increase of $312,000 in short-term investments. Cash flows during the first nine months of 2000 were positively impacted by the non-operating portion of the recovery of the note receivable from DTPI for $575,000 and the sale of shares in DTPI for $440,000, and negatively impacted by the acquisition of fixed assets for $1,052,000.

         Cash flows from financing activities totaled a negative $1,175,000 and a positive $1,780,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. The negative cash flows for 2001 were due primarily to the net repayment of approximately $1,085,000 to reduce the balance owed under a line of credit (see note 8 to the condensed financial statements). During the corresponding period of 2000, cash flows from financing were positively impacted by the proceeds from the issuance of Company stock upon the exercise of stock options and the increase in short term borrowings under the new line of credit established in March 2000.

          Overall, the Company's cash and cash equivalents totaled $4,536,000 at September 30, 2001 as compared to $2,903,000 at December 31, 2000, representing an improved cash position of approximately $1,633,000 over December 31, 2000. During the three month period ending December 31, 2001, the Company expects to complete negotiations to increase its current line of credit by $1,200,000 to a total of $4,000,000 (see note 8 to the condensed financial statements). Compared to fiscal year 2000, the Company is experiencing an improved accounts receivable collection and profit performance; therefore, management expects to have sufficient cash generated from operations, through availability under lines of credit and existing cash balances and through other sources to meet the anticipated cash requirements for the next twelve months.

New Accounting Standards:

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

         The Company is required and plans to adopt the provisions of Statement 144 for the quarter ending March 31, 2002. The Company has not determined the impact that Statement 144 will have on its financial statements.


Item 3--Quantitative and Qualitative Disclosures About Market Risk

          To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. In Thailand, the Company's subsidiary invoices most customers in local currency based on contractual prices denominated in United States currency to minimize the risk of foreign exchange loss. However, there is the risk of loss on accounts receivable in that the local currency may devalue relative to the United States currency during the period of collection. The balance in accounts receivable carried in Thailand as of September 30, 2001 and as of December 31, 2000 is approximately $146,000 and $206,000, respectively. Foreign exchange gain through September 30, 2001 is immaterial.

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

                           Part II--Other Information

Item 1--Legal Proceedings

          From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of September 30, 2001, the Company was not engaged in any material legal proceedings which the Company expects, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

          On October 18, 2001, the Company obtained a Peruvian court injunction against OSIPTEL, a Peruvian government entity, and Gilat-To-Home ("Gilat"), controlled by Gilat Satellite Network, Ltd. of Israel in connection with a $27,800,000 contract to provide a VSAT network for phone services in Peru. STM, in a consortium with another Peruvian company was originally announced the winner of the competitive bidding for the contract in September 2000. Gilat's original bid was approximately $10,000,000 higher than STM's consortium. The court ruling orders Gilat and OSIPTEL to suspend work immediately on the VSAT contract. The injunction was issued after the court found sufficient evidence that OSIPTEL and Gilat had violated Peruvian law regarding competitive bidding for a government contract by allowing Gilat and others to reduce their bid to match that of STM's consortium and revoking the award to STM.

          Additionally, STM filed a lawsuit on October 22, 2001 in the Superior Court of California against Gilat Satellite Network, Ltd. and its subsidiary rStar for Gilat's improper interference with STM's winning bid. Several of the suit's allegations are that Gilat had improper, priviledged access to government information that allowed Gilat to make a public announcement of government actions even though government records indicate that these actions had not yet accurred, and that Gilat used efforts to help recover its irregular $10,000,000 price reduction. On October 6, 2001, OSIPTEL issued a new tender with a budget of $12,000,000 that for practical reasons, only Gilat can be the main beneficiary.

Item 6--Exhibits and Reports On Form 8-K

         None.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STM Wireless, Inc.

Date:  November 14, 2001             By: /s/ JOSEPH WALLACE
                                         --------------------
                                         Joseph Wallace
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)