Form 10-K405
period 2001-12-31
STM WIRELESS INC
filed 2002-03-27
CIK 765414

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number:  0-19923

STM WIRELESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95–3758983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mauchly, Irvine, California 92618
(Address of principal executive offices)

(949) 753–7864
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of March 22, 2002, the aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant was approximately $12,946,203 based on the closing sales price of $2.15 per share of the common stock as of such date, as reported by the Nasdaq Stock Market. As of March 22, 2002, 7,248,325 shares of the registrant’s common stock were outstanding.

Page 1 of 72 Pages
Exhibit Index Appears on Page 70

PART I

ITEM 1—BUSINESS

The Company

STM Wireless, Inc. (the “Company” or “STM”), is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company’s product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software. The Company’s proprietary equipment and software are utilized by businesses, government agencies and telephone companies in Europe, the Americas, Africa and Asia.

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

Description of the Business

The Company develops, manufactures and markets wireless based satellite communications infrastructure products to customers for the creation of public and private networks. The Company’s products provide customers with the ability to transmit many forms of information including IP based data, voice, fax and video. The Company historically has sold its products primarily in the international arena. In 2001, export sales and sales to end users outside the United States comprised 94% of the Company’s revenues. The solutions currently provided by the Company are principally satellite communications networks, which can be deployed and reconfigured faster and at a lower cost than terrestrial alternatives. The main products that STM sells are small, two-way earth stations referred to as VSATs, associated infrastructure equipment and software.

The applications for the Company’s product lines falls into three separate classes:

•
One class of applications helps solve the problem of insufficient bandwidth to enable the Internet to fulfill its potential for a multitude of new services. By using satellite, Internet Service Providers (ISPs) can bypass the traditional landline infrastructure, which is often unable to economically meet quality of service expectations because of network congestion. STM’s SpaceWeb broadband products provide the equipment for service providers to offer high bandwidth to their customers by satellite, both for downloading and for the return channel from the customer to the ISP. In addition to bypassing landline bandwidth restrictions, satellite provides an ideal technology for broadcast applications on the Internet. It offers a large reach by its very nature (one satellite can cover one-third of the earth). Furthermore, STM’s solutions feature “IP tuning”, which modifies the routing technology of the Internet for broadcast applications. Traditional routing technology over landline infrastructure is not as efficient in broadcast applications. It consequently ties up bandwidth in routing inefficiency, which keeps it from other uses and users. STM’s technology is also attractive as a means to enable an ISP to more effectively deploy its access and bandwidth to its customers.

•
Another class of applications enables cost-effective data and voice communications for corporations and large, geographically dispersed organizations. Powerful drivers for the growth of the Internet are electronic information sharing and business transactions. As this trend continues, it is likely to drive the demand for corporate communication tools such as video conferencing, telemedicine, and distance learning. STM’s corporate solutions provide the networks that enable these tools.

•
The last class of applications targets rural telephony services in developing countries. The demand for rural telephony products and services in developing countries is considerable. However, the great majority of potential subscribers cannot afford the current service rates of their national providers. In other cases, the potential subscribers who can afford the service are separated by large distances and difficult terrain, which prohibit the cost-effective use of traditional landline and microwave infrastructure. STM’s solutions are tailored to enable cost-effective service to a significant proportion of these potential subscribers.

The Company’s product line is based on proprietary hardware and software used in the remote terminals, hubs/gateways and network management systems. The Company’s satellite communications product line includes products that are capable of concurrently transmitting and receiving data as well as several channels of digitized voice, using the Company’s software to perform call routing and to allocate satellite capacity on call initiation. These product features allow more efficient use of satellite transponders and are attractive to international customers for whom combined voice and data communications costs are a prime concern.

The Company has established alliances with customers, distributors and sales representatives in over 30 countries and has supplied networks to customers or end users in many geographic areas, including Argentina, Bolivia, Brazil, Cameroon, Canada, Chile, China, the Czech Republic, Ecuador, France, Guatemala, Holland, India, Indonesia, Italy, Jordan, Kenya, Malaysia, Mexico, Morocco, Nigeria, Pakistan, Peru, Philippines, Spain, Sudan, Thailand, United Arab Emirates, United States and Venezuela.

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

Broadband Satellite Market

The Company’s family of products address the growing demand for high bandwidth applications and Internet access via satellite. As the popularity of the Internet grows, so does the demand for rich, high bandwidth content over the Internet. The broadband satellite solutions help solve the problem of insufficient bandwidth to enable the Internet to fulfill its potential for a multitude of new services. By using satellite, ISPs can bypass the traditional landline infrastructure, which is often unable to economically meet quality of service expectations because of network congestion. In addition, in some areas, broadband satellite solutions may allow ISPs and other service providers to build up their networks and customer base at a faster and cheaper pace than they could through traditional terrestrial means.

The Company’s product line can serve a wide variety of different applications in this market, such as fast Internet access, telemedicine, distance learning, video conferencing, video and audio streaming (TV, news, software, games), virtual private networks, global extension of corporate networks, global ISP services, IP multicast, Push/Data broadcast and e-commerce. The key features of the Company’s current product lines include:

•	Two-way high speed communication over satellite

•	Availability in Ku- and C-band

•	Immediate global reach without terrestrial restrictions
•	Full DVB-S/MPEG-2 compliance

•	Bandwidth on Demand and Quality of Service controlled

•	High speed reception of up to 48 Mbps

•	9.6 kbps to 384 kbps return path per VSAT

•	Fast and easy ability to deploy

•	Costs are insensitive to distance

•	Provides trunking and last mile access in one network

•	Satellite link enhancement through TCP/IP acceleration

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

Rural Telephony Market

As the world’s economies continue to globalize, the need for countries to provide their population with access to telecommunications service has become significantly more important as a means of increasing competitiveness. In response, many developing countries throughout the world have begun to make significant capital expenditures on the deployment of new networks and the expansion of their existing telephone infrastructure to increase telephony penetration. While traditional terrestrial telecommunications networks are being deployed and expanded in the urban areas of these developing countries to increase telephony penetration, it is more difficult to provide networks to the rural areas of these countries due to the dispersion of the population and difficult terrain that often characterizes these locations. As a result, in a large number of remote and rural areas in developing countries, there continues to be limited or no telephone service.

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

Strengthen Position in Broadband Satellite Market: The Company through December 31, 2001, has deployed its broadband solution for a number of customers, primarily in overseas markets. The Company is focused on increasing its broadband product sales both through direct sales and entering into strategic relationships and vendor alliances. In addition, the Company is focused on reducing the cost of its products to improve its competitive position in the market for broadband satellite solutions.

Expand Market Share in Enterprise Networks: The Company continues to believe there will be a significant growth in VSAT enterprise networks as a result of increased electronic information sharing and business transactions on the Internet. The Company’s enterprise network strategy is to capitalize on its international expertise to sell more products in the international market.

Solidify Position in Rural Telephony Market: Management believes that STM offers a comprehensive rural telephony solution through a suite of products specifically designed to service these needs. Management believes that the use of VSATs for rural telephony has yet to fully mature and a substantial global market opportunity exists for this technology to serve rural telephony needs. In addition, the Company is focused on increasing its share of the rural telephony market through developing lower cost and feature rich products that will provide customers with a higher level of reliability and flexibility.

Leverage Existing Marketing and Distribution Channels: STM’s sales and distribution networks comprise 30 countries in five continents and the Company’s products are currently utilized by more than 70 customers with equipment installed in approximately 90 countries. The Company seeks to increase the breadth of products that can be sold through its distribution network by both internal research and development (“R&D”) and strategic alliances with other manufacturers, as well as complementary acquisitions. STM continues to incur significant R&D expenditures relative to its revenues, as management believes that the Company’s significant dedication of resources to R&D is necessary to compete in a rapidly changing market.

Products

The principal products sold by the Company are VSATs, associated infrastructure equipment and software, transceivers, modems and other networking equipment, as well as voice over IP gateway and software solutions. The Company’s satellite products communicate via geostationary satellites in order to provide customers the ability to exchange several forms of information including voice, fax, data and video within their networks. Geostationary satellites are placed in orbit approximately 23,000 miles above the earth so that their orbit matches the speed of the earth’s rotation resulting in the satellite maintaining a fixed position relevant to the earth’s surface. VSAT networks can offer advantages over traditional networks of terrestrial telephone lines including control over the network itself, improved response times with cost reduction opportunities and increased flexibility and reliability. For voice communications, VSAT networks are particularly suited to providing communications between geographically dispersed locations in that they are easier to install and provide wider accessibility and availability than terrestrial and microwave transmission alternatives. In addition, there is a growing need for subscriber broadband last-mile access for which there is no clear terrestrial solution even in large areas of developed countries.

The Company’s VSAT products fall into two categories: “mesh” and “star” products. Both of these product categories may be used by customers to build networks capable of communicating voice, fax, data and video, but, because they use different architectures, the use of each product is determined by the particular needs of the customer’s network. The principal difference between the two product categories lies in the methodology used for communicating between any two remote VSATs on a network. The “mesh” product employs circuit switched transmission. In mesh networks, any one VSAT communicates directly with any other VSAT on the network via a single transmission to and from the satellite. A “star” product employs packetized transmission.

Existing Products

The Company recently announced the release of its latest lines of VSAT products, the SES Solante™ and the SpaceWeb Olante™. The new lines of products are intended to enhance STM’s competitive position in the emerging markets, particularly in the rural telephony and non-consumer broadband applications, which have been the Company’s primary focus. The two lines of products are designed to gradually merge the last generation of data and telephony products (i.e., the SpaceWeb Online and Subscriber Earth Station (SES)) from a customer application perspective.

SpaceWeb Olante Family:    The SpaceWeb Olante family of products are an evolutionary development of the SpaceWeb and X.STAR family and are fully backward compatible.

•
SpaceWeb Olante: delivers end-to-end, two-way, asymmetric broadband by satellite. The network architecture features a star topology with a compact, modular Hub Station and integrated Remote Stations. The central Hub station broadcasts a DVB-S/MPEG compliant outbound channel at up to 48 Mbps to the Remote Stations. The Remote Stations transmit back to the Hub Station over satellite using Time Division Multiple Access at burst rates that can be set up to 192 Kbps. Both Hub and Remote Stations include powerful built-in router capabilities and Quality of Service controls for advanced packet address and delivery features.

SpaceWeb Olante supports a wide range of innovative services for high-bandwidth users. These include Fast Internet Access, Virtual Private Networks, Distance Learning, Multicasting, Data Broadcasting, and Push Services. Available in C-, INSAT-, and Ku-Band versions, SpaceWeb Olante offers great flexibility to meet operational requirements around the globe. SpaceWeb Olante is a TCP/IP based product but also supports most major communications protocols including SDLC, X.25, X.3, HDLC and TCP/IP, resulting in seamless transport of information using these protocols across an X.STAR network.

A sophisticated Network Management System features Quality of Service through Bandwidth on Demand controls. These ensure efficient, cost-effective use of satellite resources.

The Hub Station equipment scales in proportion to the number of Remote Stations in the network. This capability minimizes initial capital expenditures and facilitates fast deployment.

•
SpaceWeb Online: SpaceWeb Online is the Company’s first generation broadband product and was created for demanding data and Internet access applications in the home-and-branch-office setting. SpaceWeb Online maintains a constant, highly reliable connection. Because it uses satellite for both transmission and reception, it is fully independent of landline infrastructure. It features up to 48 Mbps of Time Division Multiplex (TDM) bandwidth for downloading in a Digital Video Broadcast (DVB) format, with up to 192 kbps of bandwidth for the Time Division Multiple Access (TDMA) return channel.

•
X.STAR: The Company’s X.STAR product primarily supports private networks with a need to connect remote user locations with a central site. A typical application of an X.STAR network would be the processing of point of sale transactions between retail outlets and a central database. However, the X.STAR product supports all types of data including voice, fax and broadcast video. The network is controlled by a central hub that acts as a gateway to the host facilities and as a switching and routing center for transmitting information between VSATs. A powerful network management system (“NMS”) is also a part of the hub and multiple remote NMS stations may be deployed on the network.

In an X.STAR network, VSATs all receive a common broadcast signal from the hub, filtering the data received to accept only the information addressed to devices connected to the VSAT. In order to transmit information back to the hub or to another VSAT via the hub, VSATs on the network share a common transmit channel back to the hub. Access to this transmit channel is controlled by the Company’s unique dynamic capacity allocations algorithm, which allocates a transmission time and duration to each VSAT dynamically based on its traffic requirements.

SES Solante Family:    The SES Solante Family of products are targeted at the provision of telephony services to unserved or underserved regions of the world. SES Solante is based on STM’s field-proven DAMA 10000 network platform.

•
SES Solante: The SES Solante provides voice, fax, and narrowband data services to remote areas by satellite. It combines powerful call routing and network management features with a small, easy-to-install outdoor terminal tailored for solar power. It is a cost-effective solution for rural telephony applications, such as public calling offices and payphone calling-card services.

The SES Solante is designed to provide reliable, affordable, on-demand telecommunications to areas in which services are unavailable, unreliable, or too expensive. Since it is satellite-based, the SES Solante can be quickly installed virtually anywhere, allowing rapid access to both the satellite and terrestrial public telephone (PSTN) networks. SES Solante features an all-weather exterior package, with no need for an indoor unit or weather-proof shelter. Moreover, it uses the Company’s DAMA 10000 Network Management System, which maximizes the use of available satellite bandwidth and minimizes operational costs. This enables SES Solante to combine high-quality voice and industry standard interfaces with cost-effective, efficient use of precious satellite bandwidth.

•
Subscriber Earth Station (SES): SES is a telephony product derived from and compatible with DAMA 10000. SES was designed to provide reliable, affordable, on-demand telecommunications service in remote and rural areas. SES is a small, lightweight terminal ideally suited for areas where telecommunications service is unavailable, unreliable or simply too expensive. Since it is satellite-based, like the latest SES Solante product, a SES terminal is capable of being installed quickly, virtually anywhere to allow immediate access to the SES network and the Public Switched Telephone Network (PSTN). SES provides telecommunications service with high quality voice and industry standard interfaces.

•
DAMA 10000: The Company’s DAMA 10000 product primarily supports public and private networks that need to have full connectivity among all sites. The DAMA 10000 is a fully integrated product that offers the flexibility to create and manage both large and small networks. With an expandable system architecture and highly configurable terminal equipment, the DAMA 10000 is an efficient solution for small to very large networks. The system supports full mesh, point-to-point or point-to-multi-point communications circuits and any user can connect to any other user on the network. DAMA 10000 uses a proprietary control channel to set up and tear down calls between VSATs as these are requested by users on the network. This results in satellite capacity only being consumed when calls are requested, thereby optimizing satellite transponder costs for the customer. In addition, DAMA 10000 provides support for the major international telephony signaling systems including R2 and DTMF as well as various payphone metering schemes, allowing it to be interconnected with the PSTN in many countries around the world. These features of the product have resulted in it being ideally suited for rural telephony applications where individual VSATs provide multiple telephone lines to subscribers in remote locations. These VSATs are, in turn, all interconnected via satellite with the PSTN in the country of deployment providing the remote subscribers with worldwide calling capability.

Hubs/Gateways:    The Company manufactures the digital and modem portion of the hubs/gateways, which are comprised of a series of special purpose processing units utilized in multiplexing, network configuration and routing of information to the appropriate network destinations. This is controlled by the Company’s proprietary networking and system software. Typically, the digital portion of the hub/gateway has a number of voice and data ports that directly attach to the user’s equipment. Transmission between the hub/gateway and the remote VSAT is via a satellite transponder. The hub/gateway also includes radio frequency components and an antenna, which are purchased from suppliers and integrated into the system by the Company. The hub/gateway interacts with a network management system, which operates on a local or remote work station using proprietary software supplied by the Company.

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

Custom Development:    From time to time, the Company receives orders from its customers and distributors for product features, new products or software protocols and functions that enhance the Company’s product lines. While such custom development orders do not contribute significantly to the Company’s revenues, they demonstrate the Company’s ability to be responsive to market requirements.

Technical Support Services:    The Company provides technical support services to its installed base of customers either directly or through third-parties. Services include technical support, installations, maintenance, training and spares provisioning.

Sales and Marketing

The Company sells its satellite communication products directly and through international agents and alliances, which are supported by the Company’s sales and marketing personnel. The Company continues to focus its sales efforts on the following:

•
Expanding global coverage through its highly trained, direct sales personnel with regional responsibilities, and through developing strategic alliances with larger organizations with international presence.

•	Identifying sales opportunities that exist with newly licensed service providers in international markets, particularly those focused on providing rural telephony services.

•	Identifying capable, local distributors and replacing, if necessary, its current distributors and alliances.

•	Supplying highly integrated, low cost solutions to customers through the Company’s product offerings.

Export sales and sales to end users outside the United States, as a percentage of revenues, were approximately 94%, 96% and 93% in 2001, 2000 and 1999, respectively.

Backlog

The Company’s backlog represents future revenues that the Company expects to be earned from sales orders or sales contracts for products or services. At December 31, 2001, the Company’s backlog was approximately $11,100,000. As of December 31, 2000, the Company’s backlog was approximately $9,600,000. The Company manufactures its products on the basis of customer orders and its forecast of near-term demand from its customers. The Company conducts virtually all of its business with foreign customers in United States currency and accordingly, is generally not subject to foreign currency fluctuations. Customary terms of business for product sales can be a substantial deposit on order with the remainder guaranteed by an irrevocable letter of credit or, when appropriate, open account.

Manufacturing

The Company’s products are assembled by the Company using subsystems and circuit boards supplied by subcontractors. The Company’s products use a number of application specific integrated circuit (ASIC) chips, monolithic microwave integrated circuits (MMIC) and customized components or subassemblies produced by a limited number of suppliers. In the event that such suppliers are unable to fulfill the Company’s requirements or if a subcontractor experiences quality problems, the Company may experience an interruption in production until an alternative source of supply is developed or such quality issues are resolved. The Company maintains an inventory of certain long lead time components and subassemblies to limit the potential for such an interruption. Although, the Company has test procedures that should identify most product defects on components and subassemblies received from subcontractors, there can be no assurance that the Company will detect all product defects prior to shipment, which could result in warranty claims against the Company. The Company believes that there are a number of companies capable of providing replacements for the types of unique chips, customized components and subassemblies used in its products. With the introduction of the new SpaceWeb Olante and the SES Solante, there will be more commonality between our products at the subsystem level which will simplify the manufacturing process. In addition, the Company will outsource the manufacture of certain of the subsystems for products whenever it makes commercial sense to do so.

Research and Development

The Company’s research and development efforts are devoted to the design and implementation of satellite and wireless radio communications network hardware and software. The Company’s future growth depends on adaptation of its existing satellite communications products to new applications, and the introduction of new communications products that will gain market acceptance and benefit from the Company’s established international distribution channels. Accordingly, the Company is actively applying its communications expertise to design and develop new hardware and software products and enhance existing products.

STM’s R&D efforts are primarily focused on reducing the overall cost of ownership of its products to its customers, thereby expanding the addressable market size. In addition, the Company may opportunistically acquire products, technologies or companies consistent with its commercial objectives to serve the evolving needs of the Company’s customer base.

In 2001, 2000 and 1999, the Company incurred expenses of $5,266,000, $5,417,000 and $5,354,000, respectively, on research and development activities. During this period, the Company completed the development of the SpaceWeb Olante, SES Solante and upgraded its hub/gateway products.

Competition

The Company has a number of competitors in the satellite communications field, most of which have substantially greater financial, marketing, and technological resources than the Company. The Company’s primary competitors include larger companies such as Hughes Network Systems, Gilat Satellite Networks and Viasat. There can be no assurance that the Company will not experience increased competition in the future from these or other competitors, which may adversely affect the Company’s ability to continue to market its products or services. The Company believes that it has been able to compete with these companies by offering flexible and cost effective products and utilizing the resources of local distributors, forming strategic alliances with major corporations, and by emphasizing product features and functionality based upon the Company’s proprietary hardware and software.

However, most of the Company’s competitors offer products, which have one or more of the features and functions similar to those offered by the Company. The Company believes that the quality, performance and capabilities of its products, its ability to customize certain network functions for efficient utilization of satellite capacity, coupled with the Company’s networking skills in integrating third party products into its product portfolio, have contributed to the Company’s ability to compete. The Company’s major competitors have the resources available to develop products with features and functions, competitive with, or superior to, those offered by the Company. There can be no assurance that such competitors will not develop such features or functions, or that the Company will be able to maintain a lower cost advantage for these products.

Patents and Intellectual Property

The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. While the Company has filed certain patent applications, the Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection, which may not provide a competitive advantage in areas of rapid technological change. With respect to the Company’s venture into new fields, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for and been awarded two patents and intends to pursue patent protection for additional products developed by the Company, for which one application is currently pending.

Government Regulations

The Communications Act of 1934, as amended, gives the Federal Communications Commission (“FCC”) jurisdiction over the communications products and services provided by the Company in the United States. Part 25 of the FCC’s rules and regulations governs the operation and use of satellite transponders and requires authorization for construction and operation of each transmitting earth station, including VSATs installed on customers’ premises. The Company’s international sales are also subject to Department of Commerce regulations for export of its products, which usually meet general license requirements depending on the country of destination.

Employees

As of December 31, 2001, the Company employed 137 people on a full-time basis, including 69 employees in engineering/research and development, 33 employees in manufacturing, 19 employees in sales and marketing and 16 employees in administration and accounting.

The Company believes that its relations with its employees are satisfactory. The employees and the Company are not parties to any collective bargaining agreements.

Risk Factors

FORWARD LOOKING STATEMENTS. THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS “ESTIMATE”, “PROJECT”, “POTENTIAL”, “INTENDED”, “EXPECT”, “BELIEVE” AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LIQUIDITY AND FINANCING RISKS, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, ACCEPTANCE OF THE COMPANY’S BROADBAND PRODUCTS, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES, THE TIMING OF OPERATING AND OTHER EXPENDITURES AND OTHER RISKS IDENTIFIED BELOW.

BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY’S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

Future Capital Requirements

The Company generated net cash from operations of approximately $50,000 in the year ended December 31, 2001. In the years ended December 31, 2000 and 1999, the Company used cash in operations of $3,943,000 and $822,000, respectively. There can be no assurance that the Company will generate positive cash flows from operations in fiscal 2002 or thereafter. In addition, the Company’s quarterly sales cycle can make future financial results less predictable. Like many technology companies, STM generally sells and ships more hardware in the third month of each quarter than in the first and second months. The Company may also build products early in the quarter in anticipation of demand later in the quarter which can adversely impact inventory levels and cash resources. The Company’s ability to fund its capital requirements out of available cash, traditional sources of financing and cash generated from operations will depend on numerous factors, including but not limited to the commercial success of the Company’s products and services and the Company’s ability to collect payments from sales agreements. Should the Company’s business increase significantly, the Company may be required to seek additional funds through debt or equity financings, product licensing or distribution transactions or some other source of financing in order to provide sufficient working capital for the Company. The Company believes that such alternative sources of financing are potentially available, if required. However, such sources of finance may not be available at favorable terms, which may lead to the issuance of additional equity securities by the Company that could result in substantial dilution to stockholders. If the Company is required to raise additional working capital, there can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all.

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

The Company has incurred operating losses of $972,000, $7,932,000 and $8,852,000 in 2001, 2000 and 1999, respectively. Although, in 2001 the Company improved its operating performance by increasing revenues by 74% compared to the year ended December 31, 2000, there can be no assurance that there will not be operating losses in future periods.

The Company’s quarterly operating results fluctuate primarily due to the timing of product sales. Sales of the Company’s products are generally consummated through large orders, which require a long lead-time and an extended sales effort. The Company’s sales in any quarter can be dependent on orders booked and shipped in that quarter. As a result, the precise timing of the recognition of revenue from an order can have a significant impact on the Company’s total revenues and operating results for a particular period. The Company’s operating results for a particular period could be adversely affected if an order is cancelled or rescheduled by customers or cannot be shipped in time to recognize revenue during that period due to, for example, unanticipated manufacturing, testing, shipping or product acceptance delays. In addition, the Company’s expense levels are based, in large part, on the Company’s expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income will be disproportionately and adversely affected. The impact of these and other factors on the Company’s revenues and operating results in any future period cannot be forecast with any degree of certainty. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Dependence on Emerging Markets

The Company generated approximately 44%, 32% and 44% of its revenues from customers and users in Latin and South America in 2001, 2000 and 1999, respectively, 18%, 14% and 25% of its revenues in Africa and the Middle East in 2001, 2000 and 1999, respectively, and 25%, 42% and 19% of its revenue in Asia in 2001, 2000 and 1999, respectively. While in any individual year, the Company’s revenues generally represent new projects to new or existing customers in new or existing geographic regions, there can be no assurance that economic conditions in the emerging economies will not negatively impact the level of revenues generated by the Company in foreign markets in future years.

Dependence on Rural Telephony Market

The Company’s strategy includes focusing on selling rural telephony networking infrastructure and terminals for use in developing countries. There can be no assurance that a substantial market for rural telephony equipment in developing countries will ever develop, or if such a market does develop, that fixed-site VSAT-based equipment will capture a significant portion of that market. The Company’s ability to penetrate this market will be dependent on its ability to develop equipment and software, which can be utilized by regional and local service providers to market and sell the use of such systems. Furthermore, there can be no assurance that the regional and local service providers will be able to successfully market such services to rural subscribers.

No Assurance of Growth in Satellite Broadband Market

The Company’s SpaceWeb Olante family of products addresses the growing demand for high bandwidth applications and Internet access via satellite. This market is highly competitive and due to the decline in the telecom sector, in general, there can be no assurance that broadband will continue to grow at rates experienced in recent years, on an ongoing basis. In addition, consumers may choose from a variety of broadband products to obtain high bandwidth internet access and there is no assurance that consumers will adopt satellite-based products or that satellite-based broadband products will capture a significant portion of the broadband market. The Company’s ability to penetrate this market will depend on its ability to develop strategic alliances, continually reduce product costs, develop further refinements to its products and successfully develop additional distribution channels for its products. However, the Company believes its success to date in selling its broadband products is a result of its focus on the non-consumer broadband market where its products can command higher prices and resulting higher margins than would be attainable in the consumer broadband market. Failure to achieve market penetration in the broadband market could have a material adverse effect on the Company’s business, operating results, and financial condition.

Dependence on VSAT Market

A significant part of the Company’s product revenues are derived from sales of VSAT communications networks. A significant slowdown in the market for VSAT communications networks and services or the replacement of the existing VSAT technology by an alternative technology could have a material adverse effect on the Company’s business, operating results and financial condition.

Intense Competition

The market for the Company’s products is intensely competitive. Many of the companies that have developed competing technologies and that market competing products, including Hughes Network Systems, Gilat Satellite Networks and Viasat have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company’s competitors will not succeed in developing technologies and products that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company’s technologies or products obsolete or not competitive or that their greater financial resources will not enable them to penetrate new markets for VSAT products more quickly than the Company. In response to those market conditions, the Company has recently introduced the lower cost SES Solante and SpaceWeb Olante products and has increased its local direct sales force in target markets, to improve our competitive position. The Company also competes against various companies that offer communications network systems based on other technologies (e.g., terrestrial lines and frame relay or radio and microwave transmission) that in certain circumstances can be competitive in price and performance with the Company’s products. There can be no assurance that these or other technologies will not capture a significant part of the markets in which the Company’s VSAT products compete.

Rapid Technological Change

The technology underlying the Company’s products and services is subject to rapid change. The Company’s success will depend in part upon its continuing ability to respond quickly and successfully to technological advances by developing and introducing new products. Most of the Company’s competitors have substantially greater financial and technical resources than the Company. If one or more of the Company’s competitors were to introduce competing products with superior technological features, such introduction could have a material adverse effect on the success of the Company’s products.

Dependence On Key Personnel

The Company’s current and future performance is significantly dependent on the continued active participation of Emil Youssefzadeh, the Company’s founder and Chief Executive Officer. Should Mr. Youssefzadeh leave or otherwise become unavailable to the Company, the Company’s business, operating results and financial condition may be materially adversely affected. The Company has obtained a “key man” life insurance policy in the amount of $5,000,000 on the life of Mr. Youssefzadeh. In addition to Mr. Youssefzadeh, the Company’s future success depends upon its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel.

Dependence On Key Suppliers And Manufacturers

Certain components and subsystems used by the Company in its existing products are purchased from single source suppliers and manufacturers. The Company’s products use a number of application specific integrated circuit (ASIC) chips, monolithic microwave integrated circuits (MMIC) and customized components or subassemblies produced by a limited number of suppliers. While the Company maintains an inventory of components and believes that alternative suppliers and manufacturers for all such components are currently available at reasonable terms, an interruption in the delivery of these components may have a material adverse effect on the Company. There can be no assurance as to when or whether the Company would be able to locate any such alternative suppliers. Furthermore, there can be no assurance that the Company will not encounter future component shortages or other disruptions in the supply of materials. Delays associated with raw materials or component shortages could have a material adverse effect on the Company’s business, operating results and financial condition. Futhermore, the Company depends on its suppliers and subcontractors to manufacture quality products. Although the Company has implemented test procedures that should identify most product defects on components and subassemblies received from subcontractors, there can be no assurance that the Company will detect all product defects prior to shipment, which could result in warranty claims against the Company. In addition, there can be exposure to inventory obsolescence associated with entering into a high-volume and single-source contracts with vendors.

Sales To Foreign Customers

The Company historically has generated substantially all of its revenue in overseas markets. While the Company is making efforts to penetrate the domestic market with its products, the Company’s success is dependent upon its ability to continue to successfully market voice and data VSAT communication networks in international markets. The Company’s export sales and sales to end users outside the United States, as a percentage of total revenues, were approximately 94%, 96% and 93% in 2001, 2000 and 1999, respectively. As a result, the Company is subject to various risks, including currency fluctuations, greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements, such as export and import requirements, tariffs and other barriers, differences in intellectual property protections, difficulties in staffing and managing foreign operations, longer accounts receivable cycles and delays in resolving customer disputes, repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. These risks have had and may continue to have a materially adverse effect on the Company’s business, operating results and financial condition. In addition, the satellite network service industries in the Company’s target markets are highly regulated, which may limit the number and identity of potential service providers to which the Company can sell its products. Given the high degree of regulation in the Company’s target market, and given the fact that such markets, which are primarily developing countries, involve greater political and economic instability, there can be no assurance that the Company’s products will achieve general market acceptance in the Company’s target markets. The Company’s foreign sales are generally invoiced in U.S. dollars. However, as the Company expands its international sales into new markets, the Company may be paid in foreign currencies with greater frequency, and exposure to losses in foreign currency transactions may increase. In addition, if the relative value of the U.S. dollar in comparison to the Company’s foreign customers’ currency should increase, the resulting effective price increase of the Company’s products to such foreign customers could result in decreased sales, which could have a material adverse effect on the Company’s business, operating results and financial condition.

Dependence On Proprietary Rights; Risk of Infringement Claims

The Company relies on a combination of trade secrets, copyrights, trademarks, service marks and contractual rights to protect its technology and software. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants. While the Company has filed certain patent applications, the Company believes that the improvement of existing products, reliance upon trade secrets, copyrights and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage because, among other reasons, patents often provide only narrow protection, which may not provide a competitive advantage in areas of rapid technological change. The use of trade secrets and copyrights will not necessarily protect the Company from the use by other persons of its technology or software, or technology or software that is similar to that which is embodied in the Company’s trade secrets or copyrights. There can be no assurance that others will not be able to duplicate the Company’s technology and software in whole or in part. In addition, the laws of certain countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, operating results and financial condition. With respect to the Company’s venture into new fields, the Company believes that patent protection may be necessary. Accordingly, the Company has applied for and been awarded two patents and intends to pursue patent protection for additional products developed by the Company, for which one application is currently pending. In addition, as the number of patents, copyrights and other intellectual property rights in the Company’s industry increases, and as the coverage of these rights and the functionality of the products of new markets further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain intellectual property rights of others. Although the Company has not received any such notification to date, and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Any such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, operating results and financial condition.

Dependence on a Limited Number of Customers and Credit Risk

A significant portion of the Company’s revenues are derived from a limited number of customers in any given year. The Company’s success depends, in part, on its ability to establish and maintain relationships with such customers. Revenues attributable to the Company’s top 5 customers in 2001 constituted approximately 62% of the Company’s revenues. DTPI, the Company’s former affiliate until December 2001 (when the Company disposed of it remaining ownership) contributed approximately 25% to the Company’s revenues in 2001.There is not expected to be significant repeat business from DTPI in 2002. In addition, a decrease in revenues generated from any of these other customers could have a material adverse effect on the Company’s business, results of operation and financial condition. However, in any individual year, the Company’s revenues generally represent new projects to new or existing customers in new or existing geographic regions The Company generates a substantial amount of its revenues from individually significant orders, primarily on an international basis. These sales are on a letter of credit or a similar guaranteed basis or on an open account basis. Generally, credit on an open account basis is only extended to customers with substantial financial resources or where the customer has demonstrated the ability to pay or to public utilities that are government owned in the country to which the product is shipped. There can be no assurance, however, that these customers will not encounter liquidity problems that could result in exceptional delays in the payment of or the inability to pay, accounts receivable balances. In the event of such an occurrence, the Company’s financial condition and results of operations could be adversely affected. (See Note 11 to the consolidated financial statements, which discusses sales to principal customers.)

Possible Volatility of Stock Prices and Listing Requirements

The market prices for securities of technology companies, including the Company, have been volatile. Quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, announcements of major contract awards and other events or general market factors may have a significant impact on the market price of the Company’s Common Stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies’ operating performance. These conditions may adversely affect the market price of the Company’s Common Stock. In addition, the Company trades on the Nasdaq Stock Market under the symbol “STMI”. Under updated Nasdaq listing standards, the Company is required to maintain stockholder’s equity of $10 million effective November 1, 2002. As of December 31, 2001, the Company’s stockholders’ equity was $10,752,000. However, the Company has incurred operating losses in each of the last five years, although in 2001, the operating losses were reduced substantially and the Company generated net income in 2001 due to non-operating gains. Therefore, the Company will need to remain profitable or raise additional capital to comply with the updated Nasdaq rules. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of the Company’s Common Stock and the trading price per share could be reduced.

Anti-Takeover Provisions

The Company’s Certificate of Incorporation provides for 5,000,000 authorized but unissued shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. The Company’s charter documents prescribe procedures for the nomination and election of directors and limit the ability of stockholders to take actions by written consent, which could make it more difficult for stockholders to elect directors or take other actions. Further, the Company’s Bylaws include a “fair price provision”, which requires the affirmative vote of two-thirds of the outstanding shares of capital stock entitled to vote generally in the election of directors to approve certain business combinations. In addition, the Company’s stock option plan provides for the acceleration of vesting of options granted under such plan in the event of certain transactions, which result in a change of control of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock.

Control by Directors, Executive Officers and Affiliated Entities

As of March 22, 2002, the Company’s officers, directors and their affiliates owned approximately 20% of the outstanding Common Stock. If such stockholders were to act in concert, they might be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors. Such concentration of ownership could discourage or prevent a change in control of the Company. See “Principal Stockholders.”

Potential Product Liability Claims

Although to date the Company has not experienced any product liability claims, the sale and support of products by the Company involves the risk of such claims. The Company maintains product liability insurance in amounts it believes are customary for similar businesses in the industry; however, a successful product liability claim brought against the Company, in excess of the amount for which the Company is insured, or for which coverage is not provided under the Company’s insurance policies, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

ITEM 2—PROPERTIES

The Company’s principal offices are located in a 62,000 square foot facility in Irvine, California, which houses all functions including manufacturing, engineering, accounting, administration, marketing, sales, and service. The Company purchased this facility on July 28, 1994 and refinanced the facility in September 1999. As a result of the refinancing, the Company issued a promissory mortgage note (the “Mortgage Note”) in the amount of $7.0 million. The Mortgage Note is secured by the Company’s land and building and related fixtures and accrues interest at 7% per annum. The Mortgage Note requires monthly principal and interest payments of

$46,571 and is being amortized over a thirty-year period and matures in November 2014, at which time all remaining principal and accrued interest is due. In addition, the Company’s lender has a second security interest on the Company’s land and buildings as part of the security for a line of credit of $3,300,000. The Company currently subleases approximately 19,100 square feet of its Irvine facility to another Company under a four-year lease.

ITEM 3—LEGAL PROCEEDINGS

The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. The Company does not expect that these matters will individually or in the aggregate have a material adverse effect on the Company’s results of operations, liquidity or its financial condition.

On October 28, 2001, the Company obtained a Peruvian court injunction against OSIPTEL, a Peruvian government entity, and Gilat-To-Home (“Gilat”), controlled by Gilat Satellite Networks, Ltd. of Israel in connection with a $27,800,000 contract to provide a VSAT network for phone services in Peru. STM, in consortium with another Peruvian company was originally announced the winner of the competitive bidding for the contract in September 2000. Gilat’s original bid was approximately $10,000,000 higher than STM’s consortium. The court ruling ordered Gilat and OSIPTEL to suspend work immediately on the VSAT contract. The injunction was issued after the court found sufficient evidence that Gilat and OSIPTEL violated Peruvian law regarding competitive bidding for a government contract by allowing Gilat and others to reduce their bid to match that of STM’s consortium and revoking the award to STM. Such injunction was subsequently overturned in favor of Gilat. However, STM has appealed the decision and the matter is currently under appeal.

Additionally, STM filed a lawsuit on October 22, 2001, in the Superior Court of Californian against Gilat Satellite Networks, Ltd. and its subsidiary rStar for Gilat’s improper interference with STM’s winning bid. Several of the suit’s allegations are that Gilat had improper privileged access to government information that allowed Gilat to make a public announcement of government actions even though government records indicate that these actions had not yet occurred, and that Gilat used such privileged access to help recover its irregular $10,000,000 price reduction. On October 6, 2001, OSIPTEL issued a new tender with a budget of $12,000,000 that for practical reasons, only Gilat could be the main beneficiary.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Stockholders of the Company was held on December 6, 2001 and the following matters were approved by stockholders.

(1)  Stockholders elected the following five (5) nominees to serve as directors until the next annual meeting of stockholders or until their successors are elected and have qualified:

Name	Votes For	Votes Withheld
Emil Youssefzadeh	5,124,961	37,250
Frank T. Connors	5,130,361	32,120
Dr. Ernest U. Gambaro	5,130,861	31,620
Louis B. Horwitz	5,126,361	36,120
K. C. Schaaf	5,126,461	36,020

(2)  Stockholders approved the adoption of the Company’s 2002 Stock Incentive Plan which authorized the issuance of up to 500,000 shares of the Company’s Common Stock, as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
625,601	181,527	20,250	4,335,103
(3)  Stockholders ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2001, as follows:

Votes For	Votes Against	Abstain
5,146,010	7,521	8,950

PART II

ITEM	5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

The Company’s common stock is traded on the Nasdaq Stock Market under the symbol STMI. The high and low closing prices for the common stock, as reported by the National Association of Securities Dealers, Inc. for each of the quarterly periods for the years ended December 31, 2001 and 2000 are set forth in the following table:

Price Range Per Share of Common Stock	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2001
High	$4.9690	$2.2000	$2.9500	$2.1000
Low	1.5000	1.0310	1.0300	1.0000

Year Ended December 31, 2000
High	$15.0000	$8.8750	$8.0000	$9.6875
Low	5.4375	3.3750	4.2500	1.9375

As of March 6, 2002, there were 62 stockholders of record, and approximately 2,000 beneficial owners.

The Company has never paid cash dividends on its common stock and intends to retain earnings, if any, for use in the operation and expansion of its business.

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

In June 1998, the Company completed the sale of its majority-owned subsidiary, Telecom Multimedia Systems, Inc. (“TMSI”), to Inter-Tel, Incorporated (“Inter-Tel”) pursuant to which Inter-Tel agreed to purchase certain assets and assume certain liabilities of TMSI for approximately $25 million in cash. Gains of $9,950,000, $2,964,000 and $840,000 (net of costs and reserves considered necessary) were realized and are included in the consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, respectively. All such gains have been classified as gains on sale of assets for the years ended December 31, 1998 through 2000. (See Note 3 to the consolidated financial statements.)

In 1997, the Company was awarded, through its then 100% owned subsidiary, SkyOnline, Inc., formerly known as Direc-To-Phone International, Inc. (“DTPI”), two long-term service contracts to provide rural telephony services in Mexico and Venezuela. In 1998, DTPI renegotiated its long-term service contract with its Mexican partner whereby DTPI was paid approximately $9,500,000 (before expenses) for the sale and installation of remote terminal equipment utilized in the provision of telephony services. DTPI retained ownership of certain gateway infrastructure equipment. Both the remote and gateway equipment were classified as part of total assets at December 31, 1997. As a result of the revision of the agreement, the sales of remote equipment were classified as revenue in the Company’s consolidated statement of operations data for 1998 and the gateway equipment was classified as part of total assets in the consolidated balance sheet data at December 31, 1998. There were no material revenues associated with this Mexican customer since 1998.

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

In March 1998, the Company completed a $10 million equity offering of common stock of STM for $4,000,000 and mandatory redeemable preferred stock of DTPI for $6,000,000; representing 25% of the voting stock of DTPI. The net proceeds from the issuance of the mandatory redeemable preferred stock in DTPI plus accrued dividends of $6,355,000 were classified as redeemable minority interest in the consolidated balance sheet data at December 31, 1998. The accrued dividends of $450,000 for 1998 and $275,000 for 1999 (through June 17, 1999), were classified as part of the net loss in the Company’s consolidated statement of operations data for the years ended December 31, 1998 and 1999, respectively.

On June 17, 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. (“REMEC”) and Pequot Private Equity Fund (“Pequot”). The proceeds comprised cash of $2,219,000, net of transaction costs of $281,000, a reduction in accounts payable of approximately $2,300,000 and an offset against future purchases of inventory for approximately $2,300,000. In addition, DTPI also repaid STM $2,500,000 of a $10,000,000 note receivable.

As a result of the June 17, 1999 financing, the Company reduced its ownership in the voting stock of DTPI from 75% to approximately 44% and relinquished operating control of DTPI. Due to losses incurred by DTPI from inception through June 17, 1999, STM’s equity investment in DTPI (including a remaining balance of $7,500,000 from the $10,000,000 note receivable from DTPI) was reduced to zero and STM discontinued accruing losses of DTPI. The consolidated statements of operations data for 1999 includes the results of DTPI through June 17, 1999.

Subsequent to the reduction of STM’s ownership to approximately 44%, STM recognized revenue on sales to DTPI. (See Note 14 to the consolidated financial statements.)

DTPI repaid STM $3,750,000 of the note receivable in March 2000 and the remaining balance of such note receivable of $3,750,000 was converted into Preferred Stock of DTPI in June 2000. (See Note 4 to consolidated financial statements.) STM also sold shares in DTPI for $440,000 in 2000. $3,175,000 of the repayment of the note receivable in 2000 is classified as “recovery of note receivable from affiliate” and the balance of the repayment along with the proceeds from the sale of the shares in DTPI have been classified as “Gain on disposal of affiliate” in the statement of operations data for 2000.

In 2001, the Company disposed of its remaining ownership in DTPI for $4,839,000 (net of disposal costs incurred). Such sale proceeds have been classified as “Gain on disposal of affiliate” in the Statement of Operations data for 2001.

Arising primarily from the devaluation of the Brazilian Real, the Company incurred foreign currency losses of $1,906,000 in 1999 that comprised losses on cash balances, on certain account receivable balances (where the Company negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer had only partially agreed to compensate the Company for the reduction in the value of the Brazilian Real). Foreign currency losses were $341,000 in 2000 due primarily to a reduction in an accounts receivable balance in Brazil where the customer would not reimburse the Company for additional losses due to the devaluation of the Brazilian real.

The consolidated statement of operations data and loss per share of common stock with respect to the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from audited financial statements included elsewhere herein. The consolidated statement of operations data and income (loss) per share of common stock for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements not included herein.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$29,601	$17,059	$22,226	$42,022	$52,148
Gross profit	9,926	1,848	5,662	7,064	13,749
Recovery of note receivable from affiliate	—	3,175	—	—	—
Operating loss	(972)	(7,932)	(8,852)	(14,764)	(2,227)
Gain on sale of assets	—	840	2,964	9,950	—
Gain on disposal of affiliate	4,839	1,015	—	—	—
Foreign currency gains (losses)	10	(341)	(1,906)	—	—
Net income (loss)	3,203	(6,747)	(8,311)	(9,406)	(2,051)
Income (loss) per share of common stock:
Basic	$0.44	$(0.94)	$(1.18)	$(1.36)	$(0.32)
Diluted	$0.44	$(0.94)	$(1.18)	$(1.36)	$(0.32)
Weighted average common shares for calculating basic income (loss) per share	7,248	7,184	7,042	6,936	6,384
Weighted average common shares for calculating diluted income (loss) per share	7,248	7,184	7,042	6,936	6,384

Consolidated Balance Sheet Data:
Working capital	$9,945	$5,889	$12,996	$16,013	$12,374
Equity investment in affiliates	—	157	157	4,151	—
Total assets	30,561	29,466	34,478	63,201	54,417
Redeemable minority interest	—	—	—	6,355	—
Long-term debt	6,763	6,848	7,049	4,306	4,577
Other long-term liabilities	32	33	762	—	—
Stockholders’ equity	$10,752	$7,547	$13,447	$21,758	$27,062

Quarterly Information (unaudited):

The following table sets forth certain unaudited quarterly financial information for the Company’s last eight fiscal quarters. This information includes all normal recurring adjustments that the Company considers necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period. See Risk Factors: History of Losses and Fluctuations in Quarterly Operating Results in Part 1 of this document.

	Year ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th *Quarter	Total Year
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$6,234	$7,111	$7,766	$8,490	$29,601
Gross profit	2,001	2,378	2,802	2,745	9,926
Operating income (loss)	(589)	(379)	(125)	121	(972)
Gain on disposal of affiliate	—	2,510	—	2,329	4,839
Net income (loss)	$(764)	$1,947	$(273)	$2,293	$3,203
Income (loss) per share of common stock:
Basic	$(0.11)	$0.27	$(0.04)	$0.32	$0.44
Diluted	$(0.11)	$0.27	$(0.04)	$0.32	$0.44

	Year ended December 31, 2000
Total revenues	$3,817	$3,097	$5,010	$5,135	$17,059
Gross profit	1,405	1,059	1,787	(2,403)	1,848
Recovery of note receivable from affiliate	3,175	—	—	—	3,175
Operating income (loss)	1,860	(2,002)	(1,202)	(6,588)	(7,932)
Gain on disposal of affiliate	575	440	—	—	1,015
Gain on sale of assets	—	840	—	—	840
Net income (loss)	$2,537	$(1,142)	$(1,327)	$(6,815)	$(6,747)
Income (loss) per share of common stock:
Basic	$0.36	$(0.16)	$(0.18)	$(0.94)	$(0.94)
Diluted	$0.33	$(0.16)	$(0.18)	$(0.94)	$(0.94)

*
The results for the fourth quarter of 2000, included charges of approximately $4,900,000, which comprised inventory reserves of approximately $3,300,000 and approximately $1,600,000 for bad debt provisions and settlements. The inventory reserves of $3,300,000 comprised excess inventory associated with a version of the Company’s products that was to be replaced in 2001, obsolescence for certain components that were designed out of the Company’s products and a reserve established for certain components that were required to be valued at estimated net realizable value. Total inventory reserves established in 2000 were approximately $4,950,000. The additional reserve established in the fourth quarter of 2000 was due to the Company formalizing a development plan to replace existing products and thereby increasing the Company’s exposure primarily to excess inventories and the Company finalizing a sales price for certain components in inventory at December 31, 2000. The increase in the reserves for bad debts and settlements established in the fourth quarter of 2000 was due to the Company agreeing to settle a customer dispute and due to certain occurrences that significantly increased the risk of non- collection of certain customer balances in the fourth quarter and prior to the release of results for the fourth quarter of 2000. The results for the fourth quarter of 2001, included relatively higher manufacturing costs and additional inventory reserves totaling approximately $1,100,000 partially offset by bad debts recoveries and a credit for outside services associated with a research and development project totaling approximately $750,000.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Background

STM is a developer, manufacturer, supplier and service provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company’s product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. Historically, the Company has focused its sales efforts on the international marketplace, particularly developing countries. For the year ended December 31, 2001, approximately 94% of the Company’s revenue was generated in the international markets through direct sales representatives and foreign distributors. The Company’s customers include government agencies, telephone companies, multi-location corporations and others.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, the Company evaluates its estimates, including those for bad debts provisions, inventory reserves and other obligations. For estimated bad debts, the Company reviews on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period. For estimated inventory reserves, the Company performs a review of the higher value inventory items and applies the results of the review to the lower value inventory items by product category. The respective inventory reserve is based upon the historical activity in the inventory item; its expected future use based upon changes to the design of a particular product, whether the product into which the inventory item is incorporated is expected to be discontinued in the near future and whether there are any lower of cost or market considerations. For other obligations, where judgment is required, the Company reviews the circumstances surrounding the obligation and evaluates the facts and circumstances to determine an appropriate level of accrual for such obligation.

There are a number of critical accounting policies that are most important to the portrayal of the Company’s financial condition and results of operation.

Sales of the Company’s communication products and related installed software are generally recognized upon shipment when the title and risk of loss have been transferred to the customer. Sales of the Company’s products to distributors are normally not subject to right of return. Service revenues are recognized as services are completed. Generally, the Company’s sales are multiple element arrangements and sales contracts or sales orders are supported by a detailed pricing schedule for each element (including services) of the contract or sales order. The installation of the Company’s equipment may be performed by third parties, although new customers generally rely on the Company to commission and install the initial equipment. When there are acceptance criteria to be met, generally there is an acceptance document agreed between the Company and the customer prior to the shipment, such that the Company can determine if there is any material risk of non-acceptance. For repeat customers, the Company is very familiar with the customers network environment, such that, it can be determined if there is any material risk of non-acceptance. If it is determined that there is a significant risk of non-acceptance, the Company will defer revenue on all shipments of product until acceptance has occurred. Where there is a payment installment tied to acceptance or where partial shipments of product are allowed under the respective sales contract, revenue is recognized for shipments of product that have occurred and where the Company has a legal basis for an enforceable claim for those elements delivered irrespective of whether the Company performs the installation and commissioning of the equipment.

Inventory valuation and the appropriate cost of sales for product for a given period can require the exercise of judgment on an ongoing basis. On an annual basis, the Company sets its standards based on expected purchase costs of products and components that are incorporated into the products. Manufacturing overhead is estimated and absorbed into the product cost based upon assumed activity levels for the year. Such standards are reevaluated on a quarterly basis based on the level of variance experienced. Due to the relatively high dollar value of individual sales in a given period and the materiality of such individual sales to the results for the period, there can be significant variations in the level of activity in a given period depending upon the timing of individual sales. Should the Company assume an incorrect level of activity in a given year, there may be certain quarters where the results for the period are negatively impacted by a disproportionate level of under-absorbed manufacturing overhead.

Related Party Transactions

The Company, on an ongoing basis, has had transactions with DTPI, the Company’s former 100% owned subsidiary. From 1998 through 2001, the Company has reduced its ownership in DTPI, such that at December 31, 2001, the Company’s ownership was reduced to zero. Effective June 1999, the Company deconsolidated the results of DTPI.

In 1998, STM and DTPI negotiated a Product Supply Agreement that set out agreed pricing of products to be supplied by STM to DTPI. The Product Supply Agreement required STM to supply certain product to DTPI at relatively favorable pricing to DTPI. The original Product Supply Agreement required DTPI to purchase certain volumes of equipment from STM to retain these favorable prices. This volume commitment was eliminated in June 1999 as part of the DTPI and STM refinancing. STM supplied equipment under the product Supply Agreement through the year-ended December 31, 2000. In 2001, STM and DTPI negotiated a new Product Supply Agreement under which STM earned more commercially standard margins on the sale of equipment. All transactions between STM and DTPI were negotiated on an arms length basis as DTPI either had independent third party investors or management independent of STM, negotiating on its behalf. (See Notes 4 and 14 of the consolidated financial statements.)

There are no other Related Party relationships that have a material impact on the Company’s results of operations or financial condition. However, see Note 14 to the consolidated financial statements.

Results of Operations

The following table sets forth for the periods presented the percentages of revenues represented by certain items in the Company’s consolidated statements of operations for the last three fiscal years. The percentages include the results of DTPI from inception through June 17, 1999.

	Year ended December 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of revenues	66.5	89.2	74.5

Gross profit	33.5	10.8	25.5
Selling, general and administrative expenses	19.0	44.2	36.5
Research and development costs	17.8	31.7	24.1
Recovery of note receivable from affiliate	—	(18.6)	—
Restructuring costs	—	—	4.7

Total operating costs	36.8	57.3	65.3

Operating loss	(3.3)	(46.5)	(39.8)

Gain on disposal of affiliate	16.4	5.9	—
Gain on sale of assets	—	4.9	13.3
Other income (expense)	—	—	0.4
Foreign currency gain (loss)	—	(2.0)	(8.6)
Net interest expense	(2.3)	(1.7)	(1.2)

Income (loss) before income taxes, equity loss and minority interest	10.8	(39.4)	(35.9)
Income taxes	—	(0.2)	—

Income (loss) before minority interest	10.8	(39.6)	(35.9)
Equity in net loss of affiliate	—	—	(0.3)
Minority interest	—	—	(1.2)

Net income (loss)	10.8%	(39.6)%	(37.4)%

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Total revenues were $29,601,000 in 2001, compared to $17,059,000 in 2000, representing an increase of 74% over the prior year period. Product revenues were $26,443,000 in 2001, compared to $15,595,000 for the corresponding period of 2000, representing an increase of 70% over the prior year period. Service revenues were $3,158,000 in 2001, compared to $1,464,000 in 2000, representing an increase of 116% over the prior year period.

The increase in revenues in 2001 compared to 2000 reflects increased sales to end users primarily in Latin and South America but also in all other areas of the world in which STM sells products. The Company has reported six successive quarters of revenue growth beginning with the third quarter of 2000. Revenues have increased from $5,010,000 in the third quarter 2000 to approximately $8,490,000 in the fourth quarter of 2001. Management believes that the increase in revenues in general are a result of initiatives started in prior years through expanding the number of direct sales personnel in target markets and focusing on winning repeat business from existing customers. In Latin and South America, revenues increased from $5,459,000 in 2000 to $12,976,000 in 2001, primarily as a result of increased sales to two existing customers, one of which was DTPI, where sales increased from approximately $3,000,000 in 2000 to approximately $7,400,000 in 2001. The relatively higher increase in service revenue of 116% compared to product revenues of 70% primarily reflects increased out of warranty repair service revenue from two customers and higher network service revenue from one customer. Management is focused on achieving continued growth in fiscal 2002 compared to fiscal 2001; however, there can be no assurance that continued quarterly growth can be sustained and as in prior years, the

Company’s revenues in total, by region and by period can vary significantly depending upon the timing of projects, the value of individual projects, the level of risk of non-acceptance for a project and other factors.

The gross profit percentage earned for 2001 and 2000 was 33.5% and 10.8%, respectively. The gross profit for 2001 of 33.5% included an increase in inventory reserves and a high level of manufacturing rework costs of approximately $1,100,000. The gross profit for 2000 of 10.8% was positively impacted by approximately $2,100,000 associated with a settlement with a vendor and a credit against inventory purchases and negatively impacted by approximately $4,950,000 for increased inventory reserves. Adjusting for these amounts, the gross profit for 2001 would have been 37% compared to 28% for 2000. The increased gross profit percentage in 2001 compared to 2000 reflects a higher negotiated gross profit on certain 2001 sales and the effect of the overall higher volume of sales in 2001 compared to 2000 relative to certain fixed direct costs. With the introduction of the Company’s new lower cost SpaceWeb Olante and SES Solante products in 2002, the Company expects to earn on average an increased gross profit percentage on its sales during 2002, however, the level of gross profit earned can vary by customer, by region and by project, as well as with the overall volume of sales in any given period and there is no assurance that the gross profit percentage will increase. Furthermore, the Company may be forced to reduce the selling price of its products in response to its competitors pricing strategies or practices. Such reduction in selling price would reduce the gross profit earned in any given period.

Selling, general and administrative (SG&A) expenses for 2001 decreased to $5,632,000 (19% of revenue) from $7,538,000 (44.2% of revenue) for the corresponding period of the prior year. SG&A expenses in 2001 include a credit of $633,000 associated with the recovery of bad debts previously reserved. SG&A expenses in 2000 include approximately $1,600,000 in increased bad debt reserves and settlements. Excluding these credits and charges from both years, SG&A costs would have been $6,265,000 in 2001 compared to $5,938,000 in 2000, reflecting increased sales costs due to the increased revenues in 2001 and legal costs associated with litigation that the Company is pursuing in Peru associated with a customer contract. See Item 3: Legal Proceedings.

Research and development (R&D) expenses for 2001 decreased to $5,266,000 (17.8% of revenues) from $5,417,000 (31.7% of revenues) for the corresponding period of the prior year. The 2001 cost reduction as compared to the corresponding period of 2000 was due primarily to a credit for an accrual no longer required in 2001 for outside services associated with a research and development project. However, the level of R&D costs can vary depending on the stage reached in a product development cycle. 2001 development efforts were focused on reducing unit product cost, optimizing product design, and improving manufacturability through creating commonality in production platforms for different products. Such efforts will continue in 2002. Management believes that these efforts will yield future positive results in terms of higher gross margins and improved inventory control. However, as discussed previously, there can be no assurance that such higher margins will be achieved.

The recovery of the note receivable from affiliate of $3,175,000 in 2000 was related to the $3,750,000 received from DTPI as a result of DTPI’s financing (see Note 4 to the condensed consolidated financial statements). $3,175,000 of this recovery was classified as part of operating income and the balance of $575,000 was classified as a gain on disposal of affiliate in the consolidated financial statements for 2000.

The foreign currency gain of $10,000 and loss of $341,000 recognized in 2001 and 2000, respectively, reflect in 2000 a write-down of certain accounts receivable balances from a customer in Brazil whereby the customer did not reimburse the Company for changes in the exchange rate between the Brazilian real and the United States dollar and ongoing gain and losses relating to the Company’s Thailand operation. The Company conducts substantially all of its international sales in the U.S. dollars.

The gain on sale of assets of $840,000 in 2000 represented a gain on the sale of substantially all the assets of TMSI. In 2000, upon the resolution of a customer claim, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of additional gains on the sale of the assets of TMSI. There was no similar gains recognized in 2001. See Note 3 to the consolidated financial statements.

In 2001 and 2000, the Company disposed of shares in DTPI resulting in net gains of $4,839,000 and $440,000, respectively, which have been classified as gains on disposal of affiliate in the accompanying consolidated financial statements. Combined with the $575,000 associated with the note recovery from DTPI, the resulting gain on disposal of affiliate was $1,015,000 for 2000. The Company has now disposed of its remaining ownership in DTPI.

Interest income was $278,000 for 2001, compared to $687,000 for 2000. Along with the reduction in interest rate levels in general, interest income for 2001 is less than interest income earned in the corresponding periods of 2000 due primarily to lower average cash balances throughout the year and the absence in 2001 of interest received on a note receivable from DTPI, that was repaid in full, during the second quarter of 2000.

Interest expense for 2001 was $952,000 compared to $978,000 for the corresponding period of 2000. Although interest rates in general fell in 2001, the consistent level of interest expense in 2001 compared to 2000 reflects a higher average level of borrowings in 2001 than 2000 due to the Company’s line of credit being established at the end of March 2000 (see Note 7 to the financial statements) and higher loan balances carried during the first quarter of 2001. In addition, the Company records interest on the mortgage on its corporate headquarters which bears a fixed rate of interest of 7%.

The tax provision for 2000 is related to overseas taxes. The absence of a U.S. tax provision in 2001 is due to continued net operating losses available to the Company to offset current year income.

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

The decline in revenues in 2000, compared to 1999, primarily reflects reduced sales in Latin and South America and Africa, the Middle East and the United States partially offset by increased sales in Asia and Europe. The Company’s revenues in total and by region can vary significantly depending upon the timing of projects and the value of individual projects. Sales efforts were generally focused on specific customers and specific known and identified projects. Sales into the emerging markets continued to be impacted by delays and uncertainty. The Company focused significant time and resources in pursuing revenue opportunities for its new range of broadband products. The Company believed that these measures over time would enable the Company to complement its efforts on rural telephony projects in the emerging markets.

The gross profit percentage earned for 2000 was 10.8% compared to 25.5% in 1999. The gross profit for 2000 was positively impacted by approximately $2,100,000 associated with a settlement with a vendor and a credit against inventory purchases and negatively impacted by approximately $4,950,000 for increased inventory reserves established during the year and at December 31, 2000. The inventory reserves primarily comprised excess inventory associated with a version of the Company’s products that was to be replaced in 2001, obsolescence for certain components that have been designed out of products and a reserve established for certain components that were valued at an estimated net realizable value. Excluding these adjustments, the gross profit for 2000 would have been approximately 28%.

Selling, general and administrative (SG&A) expenses for 2000 decreased to $7,538,000 (44.2% of revenue) from $8,118,000 (36.5% of revenue) for 1999. Excluding DTPI (in which the Company sold its controlling interest on June 17, 1999), in 1999 SG&A would have been $6,608,000 (31% of revenue). The increase in SG&A excluding DTPI, in 2000 compared to 1999, reflected approximately $1,600,000 in increased bad debt reserves and settlements accrued in the fourth quarter of 2000, partially offset by reduced costs arising from the cost reduction programs implemented by the Company in the second half of 1999.

Research and development (R&D) costs for 2000 increased to $5,417,000 (31.7% of revenues) from $5,354,000 (24.1% of revenues) in 1999. In dollar terms, the R&D costs are consistent year on year reflecting the relatively fixed nature of such costs, although the actual product development projects can vary year over year.

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

The restructuring costs of $1,042,000 recognized in 1999 comprised severance costs associated with 67 terminated employees, the write-off of certain assets in the Company’s Brazilian subsidiary and an accrual for the estimated costs associated with exiting a lease commitment. All restructuring related accruals were paid as of December 31, 1999.

The foreign currency loss of $1,906,000, recognized in 1999, arose primarily from the devaluation of the Brazilian Real and comprised losses on cash balances, on certain account receivable balances (where the Company has negotiated a settlement of its long-term receivable due to the currency devaluation) and on other accounts receivable balances (where the customer has partially compensated the Company for the reduction in the value of the Brazilian Real). The foreign currency loss of $341,000 recognized in 2000, primarily reflected a write-down of certain accounts receivable balances from a customer in Brazil (where the customer would not reimburse the Company for changes in the exchange rate between the Brazilian real and the United States dollar on accounts receivable balances) and the devaluation of the Thai baht in 2000.

The gain on sale of assets of $840,000 for 2000 and $2,964,000 for 1999, represented gains on the sale of substantially all the assets of TMSI. In 1999 and 2000, upon the release of the final funds from escrow and the resolution of a customer claim, respectively, the Company re-evaluated certain accruals that were established at the time of the sale, resulting in the recognition of additional gains on the sale of the assets of TMSI. (See Note 3 to the consolidated financial statements).

In 2000, the Company disposed of shares in DTPI resulting in a gain of $440,000, which has been classified as a gain on disposal of affiliate in the accompanying consolidated statement of operations for 2000. Combined with the $575,000 associated with the note recovery from DTPI, the resulting gain on disposal of affiliate was $1,015,000 in 2000.

Interest income was $687,000 in 2000, compared to $1,221,000 in 1999. Excluding DTPI from 1999, interest income would have been $980,000 for 1999. The decrease in interest income reflects lower overall cash balances in 2000 compared to 1999 and lower interest income on a note receivable from DTPI in 2000 compared to 1999, due to the note being partially repaid in March 2000 and the balance of the note being converted into preferred stock of DTPI in June 2000.

Interest expense for 2000, was $978,000 compared to $1,491,000 for 1999. The reduction in interest expense in 2000 compared to 1999, related to a lower average level of short and long-term borrowings in 2000 compared to 1999, partially offset by increased costs associated with a new line of credit in 2000 and certain letter of credit discounting costs.

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

The equity in net loss of unconsolidated affiliate in 1999 represented the Company’s share of the losses of DTPI’s equity investment in Altair through June 17, 1999, which was accounted for under the equity method. No comparable balance exists in 2000 due to the June 1999 deconsolidation of DTPI by STM.

Liquidity and Capital Resources

The Company sells the majority of its product in the emerging markets. While in any individual year, the Company’s revenues generally represent new projects to new or existing customers in new or existing geographic regions, an economic downturn in the emerging markets, in general, could negatively impact the level of revenue generated by the Company which could materially impact results of operations and the Company’s cash resources. The Company does not anticipate a significant economic downturn in the emerging markets. Also, the Company focuses its sales efforts on sales opportunities where funding for the project is reasonably likely to be available.

Sales of the Company’s products are focused on rural telephony, broadband Internet connectivity and private networks. Should the demand for the Company’s products decline due to changed market conditions, a decline in revenues could materially impact the results of operations and the Company’s cash resources. Currently, the Company continues to foresee demand for its products.

The Company has a history of losses, fluctuations in operating results and cash usage. The results of operations may fluctuate due to numerous factors, including the competitive environment in which the Company operates, the delays that can arise in an international environment, the long lead time and extended sales efforts required to secure larger value orders and the continued need to invest in the development of new products and in the enhancement of existing products. In addition, the Company’s quarterly sales cycle can make future financial results less predictable. Like many technology companies, STM generally sells and ships more hardware in the third month of each quarter than in the first and second months. The Company may also build products early in the quarter in anticipation of demand later in the quarter which can adversely impact inventory levels and cash resources. Since 1998, the Company has funded losses from operations through disposing of its investments in DTPI and the sale of the assets in TMSI. The Company has now disposed of all its remaining investment in DTPI. However, the Company’s operating performance in 2001, has improved such that operating losses have decreased and positive cash flows from operations were $50,000 for the year 2001.

In 2001, the Company disposed of its remaining shares in DTPI for $4,839,000, net. (See Note 4 to the consolidated financial statements.)

In addition, in September 2001, the Company renewed its line of credit for $3,300,000 through March 2004. Borrowings under this line of credit were $1,500,000 at December 31, 2001.

In 2001, the Company had positive cash flows from operations of $50,000 compared to cash used in operations of $3,943,000 in 2000. The net cash flows from operations in 2001 was primarily due to reduced operating losses for the year, decreases in accounts receivable and inventories partially offset by decreases in customer deposits and accrued liabilities incurred in 2001.

In 2001, the Company generated cash of $3,020,000 from investing activities compared to cash usage of $286,000 in 2000. In 2001, the Company realized $4,839,000 from the sale of its shares in DTPI and used cash through the purchase of property, plant and equipment of $571,000, through increasing restricted cash by $1,100,000 and increasing short-term investments of $148,000. In 2000, the company invested $1,666,000 in property, plant and equipment, which was reduced by $575,000 in proceeds from the repayment of a note receivable, $440,000 from the sale of shares in DTPI and a reduction in restricted cash of $365,000.

In 2001, net cash used in financing activities was $1,315,000 compared to cash generated of $2,691,000 in 2000. In 2001, the Company repaid short-term borrowings of $1,124,000 and long-term debt of $192,000. In 2000, the Company generated $2,588,000 from short-term borrowings, $654,000 from the proceeds from stock options and repaid long-term debt of $551,000.

Overall, the Company’s cash and cash equivalents (excluding restricted balances) totaled $4,658,000 at December 31, 2001, compared to $2,903,000 at December 31, 2000.

At December 31, 2001, the Company was contingently liable for standby letters of credit of $2,490,000, of which $1,140,000 restricts borrowings under its line of credit by approximately $250,000 and the balance of $1,350,000 was cash collateralized at December 31, 2001. Such $1,350,000 was included in restricted cash and short-term investments of $3,350,000 at December 31, 2001 but will become available for use in operations once the standby letter of credit expires.

At December 31, 2001, there was one customer with extended payment terms beyond 90 days for $220,000 of its receivable balance.

At December 31, 2001, the Company had unused availability under its line of credit of approximately $1,100,000.

At December 31, 2001, the Company’s only long-term contractual obligation was for its corporate headquarters for approximately $550,000 per annum (including principal and interest). The Company has leased a portion of its corporate headquarters to a third party through May 2003 and such rental income will be $276,000 in 2002 and $158,000 in 2003.

At December 31, 2001, the Company’s currents assets were $22,959,000 and current liabilities were $13,014,000, representing a current ratio of 1.76 to 1.0. Excluding inventory of $7,516,000, the Company’s quick ratio (current assets less inventory compared to current liabilities) was 1.19 to 1.0. Management’s expectations are that the Company’s financial performance will continue to improve in 2002 based on current backlog and known sales opportunities which the Company believes it will be successful in winning. However, should the performance of the Company not continue to improve in 2002, the Company would expect to reduce its costs to a level reflecting its reduced revenue expectations and take other corrective actions to preserve its cash resources. Should the Company’s stock price improve relative to December 31, 2001, the Company may raise additional capital or debt on more favorable terms than are currently available. Accordingly, management expects to have sufficient cash generated from operations, through availability under lines of credit, and from other external sources to meet the anticipated cash requirements for the next twelve months.

New Accounting Standards

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of any entity that either has been disposed of or is classified as held for sale.

The Company is required and plans to adopt the provisions of Statement 144 for the quarter ending March 31, 2002. The Company does not believe that Statement 144 will have a material impact on its financial statements.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. In Thailand, the Company’s subsidiary invoices most customers in local currency based on contractual prices denominated in United States currency to minimize the risk of foreign exchange loss. However, there is the risk of loss on accounts receivable in that the local currency may devalue relative to the United States currency during the period of collection. The balance in accounts receivable carried in Thailand as of December 31, 2001 and 2000, respectively, was approximately $135,000 and $206,000, respectively. Foreign exchange gain and all losses in 2001 were immaterial. The Company does not use derivative financial instruments in its investment portfolio.

The Company’s exposure to short-term interest rate fluctuations is limited to its short-term borrowings under its line of credit for $3,300,000. Such line of credit allows borrowings up to $2,800,000 and therefore a 1% increase in interest rates would increase interest expense by $28,000.

ITEM 8—FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

Consolidated Financial Statements:

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
STM Wireless, Inc.:

We have audited the accompanying consolidated financial statements of STM Wireless, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STM Wireless, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KP	MG LLP

Costa Mesa, California
February 15, 2002

STM WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
	(dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,658	$2,903
Short-term investments	148	—
Restricted cash and short-term investments	3,350	2,250
Accounts receivable, less allowances of $1,265 in 2001 and $1,701 in 2000	6,788	7,014
Inventories	7,516	8,355
Prepaid expenses and other current assets	499	405

Total current assets	22,959	20,927
Property, plant and equipment, net	7,556	8,266
Equity investment in affiliate	—	157
Other assets	46	116

Total assets	$30,561	$29,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,464	$4,588
Current portion of long-term debt	85	192
Accounts payable	6,008	5,941
Accrued liabilities	2,067	2,552
Customer deposits and deferred revenue	857	1,224
Income taxes payable	533	541

Total current liabilities	13,014	15,038
Long-term debt	6,763	6,848
Other long-term liabilities	32	33
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 7,248,325 and 7,248,075 shares issued and outstanding at December 31, 2001 and 2000, respectively	7	7
Additional paid in capital	39,289	39,287
Accumulated deficit	(28,244)	(31,447)
Receivable from stockholder	(300)	(300)

Total stockholders’ equity	10,752	7,547

Total liabilities and stockholders’ equity	$30,561	$29,466

See accompanying notes to consolidated financial statements.

STM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(dollars in thousands, except per share data)
Revenues:
Products	$26,443	$15,595	$19,962
Services	3,158	1,464	2,264

Total revenues	29,601	17,059	22,226

Cost of revenues:
Products	17,278	13,344	14,386
Services	2,397	1,867	2,178

Total cost of revenues	19,675	15,211	16,564

Gross profit	9,926	1,848	5,662

Operating expenses and other operating items:
Selling, general and administrative expenses	5,632	7,538	8,118
Research and development costs	5,266	5,417	5,354
Recovery of note receivable from affiliate	—	(3,175)	—
Restructuring costs	—	—	1,042

Total operating costs	10,898	9,780	14,514

Operating loss	(972)	(7,932)	(8,852)
Interest income	278	687	1,221
Interest expense	(952)	(978)	(1,491)
Foreign currency gain (loss)	10	(341)	(1,906)
Gain on sale of assets	—	840	2,964
Gain on disposal of affiliate	4,839	1,015	—
Other income, net	—	—	87

Income (loss) before income taxes, equity loss and minority interest	3,203	(6,709)	(7,977)
Income tax expense	—	(38)	—

Income (loss) before equity loss and minority interest	3,203	(6,747)	(7,977)
Equity in net loss of unconsolidated affiliates	—	—	(59)
Minority interest	—	—	(275)

Net income (loss)	$3,203	$(6,747)	$(8,311)

Net income (loss) per share of common stock:
Basic	$0.44	$(0.94)	$(1.18)
Diluted	$0.44	$(0.94)	$(1.18)
Common shares used in computing per share amounts:
Basic	7,248	7,184	7,042
Diluted	7,248	7,184	7,042

See accompanying notes to consolidated financial statements.

STM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2001, 2000 and 1999

	Number of Shares Common Stock	Common Stock at Par Value	Additional Paid-in Capital	Accumulated Deficit	Receivable From Stockholder	Total Stockholders’ Equity
	(dollars in thousands)
Balance at December 31, 1998	7,042,204	$7	$38,140	$(16,389)	$—	$21,758
Net loss	—	—	—	(8,311)	—	(8,311)

Balance at December 31, 1999	7,042,204	7	38,140	(24,700)	—	13,447
Issuance of common stock at fair value	100,000	—	400	—	(300)	100
Exercise of stock options	105,871	—	654	—	—	654
Fair value of stock warrants issued	—	—	93	—	—	93
Net loss	—	—	—	(6,747)	—	(6,747)

Balance at December 31, 2000	7,248,075	7	39,287	(31,447)	(300)	7,547
Exercise of stock options	250	—	1	—	—	1
Shares repurchased in open market	(7,125)	—	(10)	—	—	(10)
Donation of shares	7,125	—	11	—	—	11
Net income	—	—	—	3,203	—	3,203

Balance at December 31, 2001	7,248,325	$7	$39,289	$(28,244)	$(300)	$10,752

See accompanying notes to consolidated financial statements.

STM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,203	$(6,747)	$(8,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	—	—	275
Equity in losses of affiliates	—	—	59
Gain on sale of TMSI	—	(840)	(2,964)
Gain on resolution of vendor dispute	—	(1,234)	—
Gain on disposal of affiliate	(4,839)	(440)	—
Recovery of note receivable	—	(575)	—
Provision (recovery) for allowances on accounts receivable, net	(632)	1,338	(136)
Non-cash restructuring charges	—	—	246
Foreign currency devaluation (gain) loss	(10)	341	1,906
Depreciation and amortization	1,281	1,491	2,769
Changes in assets and liabilities, excluding effects of sale of subsidiaries:
(Increase) decrease in accounts receivable	868	(851)	8,004
(Increase) decrease in inventories	839	2,714	(232)
(Increase) decrease in prepaid and other current assets	(94)	(147)	1,257
Decrease in long-term receivables	—	—	906
Decrease in other assets	227	62	234
Increase (decrease) in accounts payable	67	(26)	(1,161)
Increase (decrease) in customer deposits and deferred revenue	(367)	1,217	(1,433)
Decrease in accrued liabilities	(485)	(297)	(1,731)
Increase (decrease) in income taxes payable	(8)	51	(510)

Net cash provided by (used in) operating activities	50	(3,943)	(822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	(148)	—	1,106
Decrease (increase) in restricted cash and short-term investments	(1,100)	365	(466)
Purchases of property, plant, and equipment	(571)	(1,666)	(298)
Cash forfeited upon sale of DTPI	—	—	(3,149)
Equity investment in Altair	—	—	(1,102)
Proceeds from repayment of note receivable	—	575	2,500
Proceeds from sale of DTPI stock, net	4,839	440	2,219

Net cash provided by (used in) investing activities	3,020	(286)	810

(continued)

STM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) increase in short-term borrowings, net	(1,124)	2,588	(8,650)
Proceeds from issuance of common stock, net	1	654	—
Proceeds from issuance of long-term leases	—	—	90
Proceeds from refinancing of corporate headquarters	—	—	7,000
Repayments of long-term debt	(192)	(551)	(4,156)

Net cash provided by (used in) financing activities	(1,315)	2,691	(5,716)

Effect of foreign exchange rate on cash and cash equivalents	—	—	(847)

Net increase (decrease) in cash and cash equivalents	1,755	(1,538)	(6,575)
Cash and cash equivalents at beginning of year	2,903	4,441	11,016

Cash and cash equivalents at end of year	$4,658	$2,903	$4,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$904	$789	$1,466

Income taxes paid	$—	$—	$208

In 2000, the Company issued common stock to a former director of the Company with a fair value of $400,000 in connection with consulting services (see Note 14) and issued stock warrants with a fair value of $93,000 in connection with the Company’s line of credit (see Note 7).

See Accompanying Notes to Consolidated Financial Statements.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of the Company

STM Wireless, Inc. (the “Company” or “STM”) is a developer, manufacturer and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support IP based data, fax, voice and video communication and are used to either bypass or extend terrestrial networks. The Company’s product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software, transceivers, modems and other networking equipment. The Company historically has focused its sales efforts on the international marketplace, particularly developing countries. The Company’s former subsidiary, SkyOnline, Inc., formerly known as Direc-To-Phone International, Inc. (“DTPI”), provides telecommunications services in international markets.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial results of the Company and its subsidiaries and affiliates accounted for under the equity method of accounting, including DTPI through June 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Therefore, on an ongoing basis, the Company evaluates its estimates, including those for bad debts provisions, inventory reserves and other obligations. For estimated bad debts, the Company reviews on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period. For estimated inventory reserves, the Company performs an in-depth review of the higher value inventory items and applies the results of the in-depth review to the lower value inventory items by product category. The respective inventory reserve is based upon the historical activity in the inventory item; its expected future use based upon changes to the design of a particular product, whether the product into which the inventory item is incorporated is expected to be discontinued in the near future and whether there are any lower of cost or market considerations. For other obligations, where judgment is required, the Company reviews the circumstances surrounding the obligation and evaluates the facts and circumstances to determine an appropriate level of accrual for such obligation.

Revenue Recognition

Sales of the Company’s communications products and related installed software are generally recognized upon shipment when title and risk of loss have been transferred to the customer. Sales of the Company’s products to distributors are normally not subject to right of return. Service revenues are recognized as services are completed.

Generally, the Company’s sales are multiple element arrangements and sales contracts are supported by a detailed pricing schedule for each element of the contract. The installation of the Company’s equipment may be performed by third parties, although new customers generally rely on the Company to commission and install the

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial equipment. When there are acceptance criteria to be met, generally there is an acceptance document agreed between the Company and the customer prior to the shipment, such that the Company can determine if there is any material risk of non-acceptance. For repeat customers, the Company is very familiar with the customers network environment, such that, it can determined if there is any material risk of non-acceptance. If it is determined that there is a significant risk of non-acceptance, the Company will defer revenue on all shipments of product until acceptance has occurred. Where there is a payment installment tied to acceptance or where partial shipments of product are allowed under the respective sales contract, revenue is recognized for shipments of product that have occurred and where the Company has a legal basis for an enforceable claim for those elements delivered irrespective of whether the Company performs the installation and commissioning of the equipment.

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

Short-Term Investments

The Company’s short-term investments consist primarily of certificates of deposit with original maturities between 90 and 360 days.

Restricted Assets

Cash and short-term investments whose use is restricted are classified separately as restricted cash and short-term investments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	December 31,
	2001	2000
	(dollars in thousands)
Raw materials	$3,440	$5,046
Work in process	1,600	1,275
Finished goods	2,476	2,034

	$7,516	$8,355

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

In 2000, the Company increased its inventory reserves by approximately $4,950,000 to recognize excess inventory associated with a version of the Company’s products that was to be replaced in 2001, obsolescence for certain components that have been designed out of the Company’s existing products and a reserve established for certain components to value them at estimated net realizable value. In 2001, the Company increased its inventory reserves by $256,000, primarily associated with changes to the Company’s product portfolio.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Investments in Affiliates

Investments in twenty to fifty percent-owned affiliates are accounted for under the equity method of accounting, whereby the investment in and advances to the affiliate are carried at cost, plus the Company’s equity in undistributed earnings or losses since acquisition. The Company defers its share of the profits or losses on sales to affiliates and when appropriate these amounts are amortized to income. When an equity investment is reduced to zero and there are no funding obligations or guarantees of the obligations of the affiliate, the Company does not record any additional losses of the affiliate until such time that the affiliate is sufficiently profitable to recover previously unrecognized losses. Reserves are provided where management determines that the investment has experienced an other than temporary decline in value. As of December 31, 2001 and 2000, the Company had no investments that were accounted for under the equity method.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 30 years. Satellite equipment, other equipment and furniture and fixtures are depreciated over 3-5 years. Assets used for long-term service contracts associated with DTPI’s business were depreciated commencing when the asset was placed in service, over the shorter of their estimated useful lives or the lives of the contracts to which they related. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Long-Term Receivables

Long-term receivables are recorded at cost. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. Arising from the currency devaluation in Brazil in 1999, the Company negotiated a settlement of certain long-term receivables from a customer in Brazil. The loss arising of $584,000 has been classified as a part of the foreign currency gains (losses) in the accompanying consolidated statement of operations in 1999. As of December 31, 2001 and 2000, there were no amounts recorded as long-term receivables.

Fair Value of Financial Instruments

As of December 31, 2001 and 2000, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income taxes payable approximate fair value due to the short-term nature of such instruments. The carrying value of short-term investments approximates fair value based on quoted market prices for those or similar investments. The fair value of all debt approximates fair value as the related interest rates approximate rates currently available to the Company.

Research and Development

All research and development costs are charged to expense as incurred and primarily consist of salaries and applicable overhead expenses of employees directly involved in the design of the satellite network hardware and software and certain third party outside service costs.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) carryforwards. The Company records a valuation allowance for certain temporary differences for which it is not more likely than not that it will realize future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

Stock Options Plans

The Company measures stock-based compensation for employees using the intrinsic-value method, which assumes that options granted with exercise prices at the fair market value of the underlying stock at the date of grant have no intrinsic value.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized based upon projected discounted cash flows, whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

Foreign Currency Translation

The Company has determined that the U.S. dollar is the functional currency for its subsidiaries outside the U.S. under SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Based on this determination, the Company’s foreign operations are measured by reflecting the financial results of such operations as if they had taken place within a U.S. dollar-based economic environment. Inventory, fixed assets and other non-monetary assets and liabilities are remeasured from foreign currencies to U.S. dollars at historical exchange rates whereas cash, accounts receivable and other monetary assets and liabilities are remeasured at current exchange rates. Gains and losses resulting from those remeasurements are included in income for the current period. In 2000, the Company incurred foreign currency losses of $341,000 primarily associated with the devaluation of the Brazilian currency. In 1999, $1,906,000 was recognized as foreign currency losses, also associated with the Brazilian currency. Foreign currency losses in 2001 were not material. Such costs are included in the consolidated statement of operations for the annual periods noted.

New Accounting Pronouncements

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of any entity that either has been disposed of or is classified as held for sale.

The Company is required and plans to adopt the provisions of Statement 144 for the quarter ending March 31, 2002. The Company does not believe that Statement 144 will have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Acquisitions and Disposals

Telecom Multimedia Systems, Inc. (“TMSI”)

In 1998, the Company sold certain assets and transferred certain liabilities of TMSI for approximately $25 million in cash. Gains of approximately $13,754,000 were ultimately realized of which $840,000 and $2,964,000 were recognized in the accompanying consolidated statements of operations in 2000 and 1999, respectively. The gain of $2,964,000 in 1999 was recognized upon the release of final funds from escrow. The gain of $840,000 in 2000 was recognized upon the resolution of a customer claim. Included in the consolidated balance sheets at December 31, 2001 and 2000, is approximately $95,000 and $92,000, respectively, of cash in escrow classified as accounts receivable and approximately $20,000 and $40,000, respectively, classified as accrued liabilities, related to the disposition of TMSI.
(4)    Deconsolidation and Accounting for DTPI

STM incorporated DTPI in 1996 as a wholly-owned subsidiary of STM. In March 1998, the Company invested $15 million in DTPI, comprising $5 million for Preferred Stock, and a $10 million loan. The loan was repayable out of the proceeds of future DTPI financings. Concurrently with this investment, Pequot Capital Management (“Pequot”) acquired a 25% ownership of DTPI.

In June 1999, the Company and DTPI completed a financing whereby the Company sold shares in DTPI representing approximately 31% of the voting stock of DTPI for approximately $7,100,000 to REMEC, Inc. (“REMEC”) and Pequot, thereby reducing STM’s ownership to 44% of the voting stock of DTPI and DTPI repaid to STM $2,500,000 of a note receivable from DTPI. In addition, DTPI announced the appointment of a new chairman and chief executive officer of DTPI. As a result, STM relinquished operating control of DTPI, deconsolidated DTPI and changed to the equity method, effective June 17, 1999.

The proceeds of $7,100,000 comprised cash of $2,219,000 net of transaction costs of $281,000, a reduction in accounts payable of approximately $2,300,000 and a credit against future purchases of inventory for approximately $2,300,000. Due to uncertainty concerning the recoverability of the $2,300,000 credit against future purchases, such credit was fully reserved at June 30, 1999. Additionally, as part of the June 1999 financing, STM granted a price increase of approximately $1,458,000 to REMEC and granted DTPI a concession of $1,600,000 against future purchases of product by DTPI from STM. These obligations were accrued as part of the June 1999 deconsolidation of DTPI.

As a result of STM’s deconsolidation of DTPI, STM no longer accounted for DTPI’s equity investment in Altair, nor for DTPI’s redeemable preferred stock. Through June 16, 1999, the Company recognized equity losses of $59,000 for DTPI’s equity investment in Altair and a minority interest expense of $275,000 associated with DTPI’s redeemable preferred stock.

Due to the losses incurred by DTPI from inception through June 17, 1999, STM’s equity investment in DTPI (including the remaining note receivable from DTPI of $7,500,000 at June 17, 1999) was reduced to zero. STM had no funding obligations to DTPI nor had STM guaranteed any obligations of DTPI. Therefore, STM has not accrued any losses of DTPI subsequent to June 17, 1999, and the accompanying consolidated statement of operations for the year ended December 31, 1999, only includes the results of DTPI for the period January 1, 1999, through June 17, 1999.

On March 28, 2000, DTPI issued additional shares that resulted in diluting STM’s ownership in DTPI to approximately 16% and STM discontinued the equity method of accounting for DTPI. Coinciding with this financing, STM received $3,750,000 in cash from DTPI representing a partial repayment of the $7,500,000 note

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable from DTPI. The remaining balance of the receivable was converted into preferred stock of DTPI. The $7,500,000 note receivable from DTPI had been fully reserved through a combination of the Company’s equity interest in the losses of DTPI recorded through June 17, 1999, and additional provisions effectively made at the date of deconsolidation on June 17, 1999. The total recovery of the note of $3,750,000 is reflected on two line items on the consolidated statements of operations for the year ended December 31, 2000: $3,175,000 is shown in operating costs as a “Recovery of note receivable from affiliate” (representing that portion of the note receivable that had been reserved against through STM’s equity interest in the losses in DTPI) and $575,000 is reflected as non-operating income under the caption “Gain on disposal of affiliate” (representing that portion of the note recovery that had been reserved against at the date of deconsolidation).

In June 2000, the Company sold shares of DTPI for $440,000 and reduced its ownership in DTPI to approximately 15%. The gain of $440,000 has been classified as “Gain on disposal of affiliate” in the accompanying consolidated statement of operations for the year ended December 31, 2000.

In August 2000, coinciding with an amendment to the product supply agreement with REMEC, the price increases on future product commitments were eliminated in consideration for STM releasing REMEC from all claims for past product disputes such that approximately $1,234,000 was credited to income (as part of product cost of revenues in the accompanying statement of operations for 2000) and the balance of the REMEC price increase accrual of $224,000 was amortized to income as purchases from REMEC occurred at such higher prices.

In 2001, the Company disposed of its remaining shares in DTPI for cash proceeds of $4,839,000, net of costs incurred of $180,000. Such gain of $4,839,000 has been classified as “Gain on disposal of affiliate” in the accompanying consolidated statement of operations at December 31, 2001.

The following sets out summarized financial information giving effect to the deconsolidation of DTPI.

Three Months Ended March 31, 1999
(unaudited)
Net revenues:
STM	$2,101
DTPI	990

Total	$3,091

Net loss:
STM	$(5,915)
DTPI	(2,548)

Total	$(8,463)

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2001	2000
	(dollars in thousands)
Land	$2,530	$2,530
Building and building improvements	3,561	3,549
Satellite equipment	2,636	2,506
Equipment	9,233	8,895
Furniture and fixtures and leasehold improvements	516	425

	$18,476	$17,905
Less:
Accumulated depreciation and amortization	10,920	9,639

	$7,556	$8,266

(6)    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2001	2000
	(dollars in thousands)
Accrued salaries, bonuses and payroll related expenses	$950	$617
Accrued engineering services	—	299
Accrued legal & professional fees	121	161
Accrued agent commissions	471	476
Accrued litigation and concessions	260	817
Other	265	182

	$2,067	$2,552

(7)    Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The Company has a revolving credit facility with one bank totaling $2,000,000. The facility is secured by the Company’s certificates of deposit in the same amount with the bank. Borrowings are due on demand and accrue interest at 0.75% over the certificates of deposit rate. At December 31, 2001 and 2000, the outstanding balances under this credit facility were $2,000,000.

On March 27, 2000, the Company entered into a two-year revolving line of credit for $3,300,000 of which $2,800,000 is available for on-going working capital requirements. Such line of credit was renewed in September 2001 and now extends through March 2004. The line of credit bears interest at prime plus 1%. At December 31, 2001 and 2000, respectively, the interest rate on this facility was 5.75% and 10.5%, respectively. In connection with this credit facility, the Company issued a warrant to purchase 10,000 shares of common stock at an exercise price of $10.50 per share. The warrant has a five-year term. The fair value of the warrant of $93,000 at the date of issuance is being amortized over the term of the credit agreement. The Company has

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized $36,000 and $35,000 of this amount as interest expense in 2001 and 2000, respectively. The remaining balance of $22,000 is included in prepaid expenses.

Availability to borrow the $2,800,000 is based upon a percentage of eligible inventories and accounts receivable. Borrowings under the line of credit at December 31, 2001, and 2000 were approximately $1,500,000 and $2,588,000, respectively, with additional availability of approximately $1,100,000 as of December 31, 2001. The lender was granted a security interest in substantially all of the Company’s assets.

Long-Term Debt

In connection with the purchase of the Company’s headquarters on July 28, 1994, the Company entered into a purchase money promissory mortgage note (“Mortgage Note”) in the amount of $4,320,000. In October 1999, the Company refinanced its corporate headquarters through a deed of trust for $7,000,000, thereby paying off the existing mortgage note for $4,061,000 and generating cash of $2,939,000. The deed of trust for $7,000,000 is secured by the Company’s land, building and fixtures, accrues interest at 7% per annum, and requires monthly principal and interest payments of $46,571. The deed of trust is being amortized over a 30-year period and matures in November 2014, at which time all remaining principal and accrued interest is due.

Long-term debt consists of the following:

	December 31,
	2001	2000
	(dollars in thousands)
Mortgage payable on building	$6,846	$6,923
Other	2	117

Total	6,848	7,040
Less current portion	(85)	(192)

Long-term debt	$6,763	$6,848

Future maturities on long-term debt are as follows:

Year ended December 31,
(dollars in thousands)
2002	$85
2003	88
2004	95
2005	101
2006	109
Thereafter	6,370

$6,848

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of common stock.

Stock Options

In January 1992, the Company adopted the Incentive Stock Option, Non Qualified Stock Option and Restricted Stock Purchase Plan—1992 (the “1992 Plan”). The 1992 Plan provided for the grant by the Company of options and/or rights to purchase up to an aggregate of 1,750,000 shares of common stock. In October 1994, the Company’s Board of Directors adopted the Satellite Technology Management, Inc. 1994 Option Plan for Non-Employee Directors (the “1994 Plan”). The 1994 Plan provided for the grant by the Company of options to purchase up to 250,000 shares of common stock to non-employee members of the Company’s Board of Directors who are neither employees nor paid consultants of the Company. Options generally vest ratably over four years and are exercisable up to ten years from the date of grant. At December 31, 2001, both the 1992 and the 1994 Plans were terminated and all unissued options under the Plan were cancelled. In January 2002, the Company adopted the 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan authorizes the issuance of up to 500,000 shares of Common Stock to qualified employees, officers, directors, consultants and other service providers.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s basic and diluted net loss and net loss per share would have been adjusted to the following pro forma amounts:

	2001	2000	1999
Net income/(loss):
As reported	$3,203	$(6,747)	$(8,311)
Pro forma	$2,629	$(7,246)	$(8,610)
Income (loss) per basic and fully diluted share:
As reported	$0.44	$(0.94)	$(1.18)
Pro forma	$0.36	$(1.01)	$(1.20)

At the date of grant, the weighted average fair value per option granted was $1.77, $3.60 and $1.80 for 2001, 2000 and 1999, respectively. This was determined using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999—risk free interest rate of 4.17%, 6.30% and 5.47%, respectively, an expected life of three years and an expected volatility rate of 127.0%, 104.9% and 84.72%, respectively, and expected dividend yield of 0% for all years.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option transactions under all plans follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at December 31, 1998	1,086,273	$7.75
Granted	800,100	3.17
Cancelled	(734,549)	6.55

Options outstanding at December 31, 1999	1,151,824	5.33
Granted	510,750	5.27
Exercised	(105,871)	6.18
Cancelled	(255,182)	6.71

Options outstanding at December 31, 2000	1,301,521	4.97
Granted	138,000	2.38
Exercised	(250)	2.75
Cancelled	(175,567)	7.11

Options outstanding at December 31, 2001	1,263,704	$4.39

The following table summarizes information regarding the stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable at 12/31/01	Weighted Average Exercise Price Per Share
$1.39— 2.75	434,350	7.90	$2.46	153,750	$2.56
3.25— 4.25	447,100	6.40	4.10	193,100	4.09
4.88—14.25	382,254	6.60	6.91	259,317	7.34

$1.39—14.25	1,263,704	6.98	$4.39	606,167	$5.09

Common stock received through the exercise of non-qualified stock options or incentive stock options, which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is ultimately accounted for as a credit to common stock rather than as a reduction of income tax expense if such tax benefit is more likely than not to be realized.

(9)    Commitments and Contingencies

Lease Commitments

In 1999, as part of its restructuring of it operations (see Note 15), the Company incurred a lease termination fee of approximately $300,000. Such termination fee of $300,000 is included as part of restructuring costs of $1,042,000 in the accompanying consolidated statement of operations for the year ended December 31, 1999.

Rent expense for 1999 was approximately $280,000.

In May 1999, the Company entered into a lease agreement under which the Company leases a portion of its corporate headquarters to a third party. Future minimum rental income under this lease as of December 31, 2001, are as follows: $276,000 in 2002 and $158,000 in 2003. Rental income for 2001, 2000 and 1999 was approximately $234,000 and $248,000 and $153,000, respectively.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company is involved as both plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. The Company does not expect that other matters will individually or in the aggregate have a material adverse effect on the Company’s results of operations, liquidity or its financial condition.

Bid Bonds

At December 31, 2001, the Company was contingently liable for standby letters of credit of $2,490,000, of which $1,140,000 restricts borrowings under its line of credit by approximately $250,000 and the balance of $1,350,000 was cash collateralized at December 31, 2001. Such $1,350,000 was included in restricted cash and short-term investments of $3,350,000 at December 31, 2001 but will become available for use in operations once the standby letter of credit expires.

(10)    Income Taxes

The components of income (loss) from operations before income taxes, equity loss and minority interest expense are as follows:

	Year ended December 31,
	2001	2000	1999
	(dollars in thousands)
U.S.	$2,713	$(6,465)	$(3,491)
Foreign	490	(244)	(4,486)

Total	$3,203	$(6,709)	$(7,977)

The components of income tax benefit (expense) consists of the following:

	Year ended December 31,
	2001	2000	1999
	(dollars in thousands)
Current:
Federal	$—	—	$—
State	—	—	—
Foreign	—	38	—

Total current	$—	$38	$—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	$—	$—	$—

Total	$—	$38	$—

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual income tax (expense) differs from the statutory Federal income tax rate as follows:

	Year ended December 31,
	2001	2000	1999
Statutory Federal income tax rate	(34.0)%	34.0%	34.0%
State taxes, net of Federal tax benefit	(7.7)	2.7	7.7
Effect of foreign operations	4.8	(1.8)	(19.1)
(Increase) decrease in valuation allowance	36.1	(37.0)	(43.6)
Other, net	0.8	1.5	—
Permanent differences	—	—	21.0

Effective tax rate	0.0%	(0.6)%	0.0%

Cumulative temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000
	(dollars in thousands)
Deferred tax assets:
Inventories	$2,004	$2,768
Accounts receivable	359	2,038
Accrued expenses	530	475
Tax credit carryforwards	853	688
Net operating loss carryforwards	5,545	4,596
Valuation allowance	(9,444)	(10,600)

Total deferred tax assets	153	(35)
Deferred tax liabilities:
Fixed assets	(153)	35

Net deferred tax assets	$—	$—

The valuation allowance established against deferred tax assets was decreased by $1,156,000 in 2001 due primarily to decreased timing differences associated with accounts receivable balances. The Company has incurred operating losses in each of the three years included herein and has determined that it is not more likely than not that deferred tax assets will be realizable.

At December 31, 2001, the Company had available federal net operating losses of approximately $15,200,000, which expire in 2009 through 2021, state net operating losses of approximately $6,500,000, which expire in 2004, 2010 and 2011, federal research and development credits of approximately $600,000, which expire in 2001 through 2013 and state tax credits of approximately $620,000 that are carried forward indefinitely.

Included in the tax provision for prior years were reserves for certain tax exposures that have been assessed in Brazil. To date, the Company has responded to the assessment by the Brazilian tax authorities and intends to continue to vigorously challenge the tax assessments.

The Company has not provided for U.S. Federal income and foreign withholding taxes on its foreign subsidiaries’ undistributed earnings as of December 31, 2001, as such earnings are intended to be reinvested indefinitely. If these earnings are distributed in the future, foreign tax credits would become available under U.S. law to reduce the effect on the Company’s overall tax liability.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Business Segment Information and Sales to Principal Customers

The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructure and terminal user products.

Revenues by geographic area:

	Year ended December 31,
	2001	2000	1999
	(dollars in thousands)
Total:
Latin & South America	$12,976	$5,459	$9,673
Asia	7,344	7,210	4,332
Africa & Middle East	5,461	2,304	5,632
Europe	1,966	1,339	1,096
United States	1,854	747	1,493

Total sales	$29,601	$17,059	$22,226

	Year ended December 31,
	2001	2000	1999
	(dollars in thousands)
Products:
Latin & South America	$12,300	$5,329	$9,505
Asia	6,269	6,468	3,550
Africa & Middle East	5,067	2,233	4,926
Europe	1,700	1,106	726
United States	1,107	459	1,255

	$26,443	$15,595	$19,962

	Year ended December 31,
	2001	2000	1999
	(dollars in thousands)
Services:
Latin & South America	$676	$130	$168
Asia	1,075	742	782
Africa & Middle East	394	71	706
Europe	266	233	370
United States	747	288	238

	$3,158	$1,464	$2,264

	Year ended December 31,
	2001	2000	1999
	(dollars in thousands)
Operating income (loss) by geographic area is as follows:
Latin & South America	$(14)	$(322)	$(2,439)
Asia	460	108	(21)
Africa & Middle East	—	—	—
Europe	—	—	—
United States	(1,418)	(7,718)	(6,392)

	$(972)	$(7,932)	$(8,852)

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2001	2000	1999
	(dollars in thousands)
Identifiable assets by geographic area are as follows:
Asia	$1,190	$1,143	$926
United States	29,222	28,159	32,220
Latin & South America	149	164	1,332
Africa & Middle East	—	—	—
Europe	—	—	—

	$30,561	$29,466	$34,478

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

While in an individual year a customer can represent a significant proportion of the revenues for that year, the Company does not generate a significant level of on-going repeat revenues from any individual customer. The Company’s revenues, in general, in any given year represent new projects, to new or existing customers in new or existing geographic regions.

The Company has generated approximately 25%, 42% and 19% of its revenue in Asia in 2001, 2000 and 1999, respectively; 44%, 32% and 44% of its revenue in Latin and South America in 2001, 2000, and 1999, respectively; and 6%, 4% and 7% of its revenue in the United States in 2001, 2000 and 1999, respectively. In 2001, the Company had two customers, both in Latin America, which represented 25% and 15% of the Company’s consolidated revenues for 2001. In 2000, the Company had two customers, one in the Latin America and one in Asia, which represented 17% and 14% of the Company’s consolidated revenues for 2000, respectively. In 1999, the Company had two customers, one in Latin America and one in Africa, which represented 25% and 16% of the Company’s consolidated revenues for 1999, respectively.

Latin and South America

Sales in Latin and South America in 2001 were to 15 customers. There were significant sales to two customers in total for approximately $11,800,000 in 2001. At December 31, 2001, the accounts receivable balance from these customers was approximately $1,557,000.

The Company sells its products and services internationally. To assure collection, the Company evaluates the credit risk associated with each customer and will require either letters of credit or similar guarantees, substantial up-front deposits or when acceptable, may extend credit on an open account basis.

(12)    Employee Benefits

Effective September 1991, the Company adopted a defined contribution 401(k) savings and investment plan. The Company’s contributions to the plan are determined at the discretion of the Board of Directors.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1998, the Board of Directors approved a matching contribution equal to the lesser of, with respect to each participant (a) one-half of the amount contributed by such participant to the plan, (b) $1,600 or (c) 1% of the participants salary to be paid on an annual basis. Amounts of approximately $44,000, $26,000, and $30,000 were expensed in 2001, 2000 and 1999 respectively, for the Company’s matching contributions.

(13)    Income(loss) per Common Share

The following table presents the computation of basic and diluted loss per share:

	2001	2000	1999
Numerator:
Numerator for basic and diluted income(loss) per share	$3,203	$(6,747)	$(8,311)

Denominator:
Denominator for basic loss per share—weighted average number of common shares outstanding during the period	7,248	7,184	7,042
Incremental common shares attributable to exercise of outstanding options and warrants	—	—	—

Denominator for diluted loss per share	7,248	7,184	7,042

Basic loss per share	$0.44	$(0.94)	$(1.18)

Diluted loss per share	$0.44	$(0.94)	$(1.18)

The computation of diluted loss per share for all periods excluded the effect of any incremental common shares attributable to the exercise of outstanding common stock options (see Note 8) and stock warrants because their effect would be anti-dilutive. Options and warrants to purchase 1,268,300, 1,301,521, and 1,151,824 shares of common stock were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2001, 2000 and 1999, respectively, as the effect would have been anti-dilutive.

(14)    Related Party Transactions

DTPI

The Company’s consolidated results include the results of DTPI through June 17, 1999 (see Note 4).

Transactions Prior to June 17, 1999

Under the terms of its investment in DTPI (see Notes 4), Pequot and DTPI entered into a consulting agreement for $100,000 on an annual basis. Accordingly, the Company recognized an expense to Pequot of approximately $50,000 through June 17, 1999.

DTPI supplied equipment to its 49% owned joint venture, Altair, S.A. Sales to Altair through June 17, 1999, was approximately $1,450,000, of which approximately $740,000 was recognized as revenue due to DTPI’s investment in Altair being accounted for under the equity method. DTPI also advanced cash to Altair to fund its capital expenditures and operating expenses and earned interest of 13% on all cash advances.

Interest income earned on advances to Altair of approximately $128,000 was recognized in 1999.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Due to STM providing office accommodation to certain DTPI employees and DTPI employees participating in STM’s employee benefit plan, there were certain normal course recharges of expenses to DTPI at estimated cost. For the period subsequent to June 17, 1999, to December 31, 1999, such recharges were approximately $200,000.

During the year 2000, STM delivered to DTPI, under the terms of the June 17, 1999 amended product supply agreement, product valued at approximately $2,933,000. Such revenues were recognized at 100% of the sales value of the equipment supplied due to STM discontinuing the use of the equity method for DTPI. The proceeds from these sales were reduced by the DTPI concession, which had the effect of reducing cash receipts by approximately $1,500,000.

During 2001, STM delivered to DTPI, under the terms of a 2001 product purchase agreement, product valued at approximately $7,013,000. These revenues were recognized at 100% of the sales value. Services valued at approximately $400,000 were also provided to DTPI during 2001.

STM also provided office accommodation to certain DTPI employees during 2001 and 2000. Recharges for such expenses totaled $16,000 and $53,000 for 2001 and 2000, respectively. DTPI has also reimbursed STM for other expenses at cost, totaling $28,000 and $167,000 for 2001 and 2000, respectively. Interest income recognized by STM during 2000 in connection with the note receivable totaled $157,000. $3,750,000 of such note was repaid in March 2000 and the remaining balance of $3,750,000 was converted into preferred stock of DTPI in June 2000 and is carried at no value in the accompanying consolidated balance sheet at December 31, 2000.

Other Related Party Transactions

In May 2000, the Company entered into an Investment and Consulting Agreement with Zavareh LLC (a limited partnership controlled by Dr. Mark Shahriary, a former director of the Company) whereby Zavareh was to provide advice to the Company for up to 2 years in consideration for the Company issuing 100,000 shares of restricted common stock with a fair value of $400,000 to Zavareh LLC and reimbursing Zavareh for out-of-pocket expenses of $3,000 per month. This contract was terminated in November 2000 and Dr. Shahriary currently owes the Company approximately $300,000 for such shares of common stock. An expense of $100,000 was recognized for the period May 2000 to November 2000 in the accompanying consolidated statement of operations. The Company and Dr. Shahriary are currently negotiating a settlement of this matter.

In July 2000, the Company entered into a license agreement with BroadEdge, Inc., a satellite-based broadband provider offering high quality streaming media content, pursuant to which the Company granted to BroadEdge an exclusive license to use certain intellectual property of the Company for a period of ten years.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such intellectual property had no carrying value in the Company’s books. In exchange for the license, the Company received 1,000,000 shares of the Common Stock of BroadEdge, or approximately 10% of its capital stock. Because the value of the stock received and the licenses given were not readily determinable, the transaction was not reflected in the Company’s financial statements. Mr. Youssefzadeh, the Company’s president and chief executive officer, is the founder and a member of the Board of Directors and a 70% stockholder of BroadEdge. During 2000, the Company recognized approximately $29,000 in revenues and received approximately $35,000 in reimbursable expenses from BroadEdge. During 2001, the Company purchased approximately $14,000 in fixed assets from BroadEdge and received approximately $131,000 in reimbursable expenses.

In 2000, Mr. K.C. Schaaf was elected to the Company’s board of directors. Mr. Schaaf is a partner in Stradling, Yocca, Carlson and Rauth (“SYCR”), the Company’s outside legal counsel. The Company incurred legal fees to SYCR of approximately $84,000, $37,000 and $47,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Mr. Schaaf has waived any fees or compensation for his services as a director of the Company but charges the Company at normal billing rates for time incurred by SYCR in providing legal services to the Company.

(15)    Restructuring Costs

The Company implemented cost reduction programs in 1999. As a result of these cost reduction programs, the Company exited its Atlanta facility, relocated its manufacturing operations and terminated part of its workforce. Restructuring costs of $1,042,000 were recognized in 1999, comprising severance obligations of $502,000, costs of $190,000 associated with writing-off the assets of the Company’s Brazilian subsidiary and costs of $350,000 associated with exiting the Atlanta lease commitment, which was excess to requirements. All such expenses were paid in 1999.

STM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    Quarterly Results of Operations (unaudited)

	Year ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(dollars in thousands, except per share data)
Total revenue	$6,234	$7,111	$7,766	$8,490	$29,601
Gross profit	2,001	2,378	2,802	2,745	9,926
Operating income (loss)	(589)	(379)	(125)	121	(972)
Gain on disposal of affiliate	—	2,510	—	2,329	4,839
Net (loss) income	$(764)	$1,947	$(273)	$2,293	$3,203
Income (loss) per share of common stock:
Basic	$(0.11)	$0.27	$(0.04)	$0.32	$0.44
Diluted	$(0.11)	$0.27	$(0.04)	$0.32	$0.44

	Year ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
	(dollars in thousands, except per share data)
Total revenue	$3,817	$3,097	$5,010	$5,135	$17,059
Gross profit	1,405	1,059	1,787	(2,403)	1,848
Recovery of note receivable from affiliate	3,175	—	—	—	3,175
Operating income (loss)	1,860	(2,002)	(1,202)	(6,588)	(7,932)
Gain on disposal of affiliate	575	440	—	—	1,015
Gain on sale of assets	—	840	—	—	840
Net (loss) income	$2,537	$(1,142)	$(1,327)	$(6,815)	$(6,747)
Income (loss) per share of common stock:
Basic	$0.36	$(0.16)	$(0.18)	$(0.94)	$(0.94)
Diluted	$0.33	$(0.16)	$(0.18)	$(0.94)	$(0.94)

*
The results for the fourth quarter of 2000, included charges of approximately $4,900,000, which comprised inventory reserves of approximately $3,300,000 and approximately $1,600,000 for bad debt provisions and settlements. The inventory reserves of $3,300,000 comprised excess inventory associated with a version of the Company’s products that was to be replaced in 2001, obsolescence for certain components that were designed out of the Company’s products and a reserve established for certain components that were required to be valued at estimated net realizable value. Total inventory reserves established in 2000 were approximately $4,950,000. The additional reserve established in the fourth quarter of 2000 was due to the Company formalizing a development plan to replace existing products and thereby increasing the Company’s exposure primarily to excess inventories and the Company finalizing a sales price for certain components in inventory at December 31, 2000. The increase in the reserves for bad debts and settlements established in the fourth quarter of 2000 was due to the Company agreeing to settle a customer dispute and due to certain occurrences that significantly increased the risk of non-collection of certain customer balances in the fourth quarter and prior to the release of results for the fourth quarter of 2000. The results for the fourth quarter of 2001, included relatively higher manufacturing costs and additional inventory reserves totaling approximately $1,100,000 partially offset by bad debts recoveries and a credit for outside services associated with a research and development project totaling approximately $750,000.

SCHEDULE II

STM WIRELESS, INC.
Valuation and Qualifying Accounts
For the years ended December 31, 2001, 2000 and 1999

Allowance For Doubtful Accounts
(in thousands)

Year ended	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Reclassifications/ Deductions	Balance at End of Year
December 31, 2001	$1,701	$(632)	$196	$1,265
December 31, 2000	$590	$1,338	$(227)	$1,701
December 31, 1999	$2,022	$(136)	$(1,296)	$590

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company currently has a Board of Directors consisting of five members. The following sets forth certain information relating to the Company’s directors, executive officers and vice-presidents:

Frank T. Connors, 68, has been a director of the Company since June 1988, and served as its Chairman of the Board of Directors since September 1999 and from June 1988 to September 1993, and as its Chief Executive Officer from June 1988 to January 1991. From March 1999 to September 1999, Mr. Connors served as acting President of the Company. From January 1998 to January of 1999, Mr. Connors served as President of Direc-To-Phone International, Inc., now SkyOnline, Inc., the Company’s former majority-owned services subsidiary. From October 1994 to January 1998, Mr. Connors was Executive Vice President of the Company. From December 1982 to January 1988, Mr. Connors was the Chief Executive Officer of Doelz Networks, a manufacturer of packet switching equipment. From 1979 to 1981, Mr. Connors was Group Vice President of Northern Telecom’s Computer Systems Group. Mr. Connors is currently a director of DISC, Inc. (NASDAQ NMS: DCSC; DCSCW), an optical computer storage manufacturing company located in Northern California, and SkyOnline, Inc.

Emil Youssefzadeh, 49, is the founder of the Company and has been a director of the Company since January 1982. He has served as the Company’s Chief Executive Officer from January 1982 to June 1988 and since January 1991. Mr. Youssefzadeh has also served as President of the Company from January 1982 to January 1998 and since September 1999. From January 1979 until founding the Company, Mr. Youssefzadeh was a satellite research engineer with Hughes Aircraft Company where his projects included design of satellite communications systems and satellite earth stations. He also was a member of the team for communications system engineering for the Intelsat VI spacecraft.

Dr. Ernest U. Gambaro, 63, has been a director of the Company since March 1997. In 1988, Dr. Gambaro directed the formation of Infonet Services Corp. (NYSE: IN), a provider of cross-border managed data communications services to multinational corporations worldwide, and served as its Senior Vice President, General Counsel and Secretary until his retirement in October 2000. Prior to 1988, Dr. Gambaro was Assistant General Counsel for Computer Sciences Corporation, focusing on the company’s international, acquisition and divestiture activities. Between 1962 and 1975, Dr. Gambaro directed programs at The Aerospace Corporation relating to the conceptual definition and implementation of advanced technology systems for space.

Louis B. Horwitz, 74, has been a director of the Company since November 2000. From 1976 through 1999 he was Chairman of the Board of Directors of Datum, Inc. (NASDAQ NM: DATM) and was its President and Chief Executive Officer from 1976 through April 1998. Datum, Inc. designs, manufactures and markets a wide variety of high performance time and frequency products used in telecommunications networks. Prior to joining Datum, Mr. Horwitz was an independent management consultant and Executive Vice President of Xerox Data Systems.

K.C. Schaaf, 54, has been a director of the Company since November 2000. He is a founding partner of the law firm Stradling Yocca Carlson & Rauth, counsel to the Company, which was established in 1976. He specializes in corporate finance, securities, mergers and acquisitions and technology law. Mr. Schaaf received a B.S.E.E. degree, with Special Honors, from the University of Colorado at Boulder in 1970 and a J.D. degree from the Stanford University Law School in 1973.

Joseph J. Wallace, 42, has been Vice President-Finance and Chief Financial Officer of the Company since March 1997. From April 1994 to March 1997, Mr. Wallace was Corporate Controller of MAI Systems Corporation, a publicly held worldwide provider of total information system solutions. From 1990 to 1993, Mr. Wallace was Controller and Chief Financial Officer of Simmons Magee, PLC, a British based value added reseller of computer products and services.

James R. Luecke, 45, rejoined the Company in August 2000 as Chief Technology Officer (CTO). From January 1999 to August 2000, he was Vice President of Technology with WirelessHome, Inc. and was responsible as chief systems engineer for the development of a CDMA-based, point-to-multipoint broadband wireless system used for Internet access. From March 1993 until January 1999, Mr. Luecke held various positions with the Company, including Corporate Chief Scientist and was responsible as lead systems engineer, for the development of the Company’s telephony products, including Subscriber Earth Station (SES). Mr. Luecke has authored/co-authored 14 IEEE conference publications, has five patents (two pending), and has over 22 years experience in the wireless industry, primarily dealing with satellite communications systems and modem equipment.

Bernd Steinebrunner, 38, has been Vice President, Product Management and Sales Engineering since he joined the Company in September 1999. Prior to joining the Company, Mr. Steinebrunner spent 11 years at Bosch Telecom GmbH in Germany, where he held several positions including Supervisor of the Proposal Management Team.

Renato Goncalves Dias, 50, joined the Company in 1994 and has been Vice President for Latin American Sales since July 1999. From 1994 to July 1999, Mr. Dias held several positions with the Company, including Cellular Chief Engineer and Director of System Test. Prior to joining the Company, Mr. Dias held positions in several Brazilian firms including SID Telecon, where he was a Cellular System Engineering Manager, and Avionics Systems, where he was a Commercial Manager in charge of sales of on-board avionics for commercial and military aircraft.

David Bredendick, 35, joined the Company in 1996 and has served as its Vice President, Business Development since February 2000, and Regional Director, Asia from February 1996 to February 2000. Prior to joining the Company, Mr. Bredendick worked as a business development manager and system engineer at McDonnell Douglas.

Gregg Mead, 53, joined the Company in August 2000 as Vice President Manufacturing. From July 2000 until August 2001, he was Vice President, Manufacturing Operations for DigiScents, a start up company directed at introducing scents recognition interactively into computer games and other data exchanges. From 1998 through June 2000, Mr. Mead was Vice President of Operations for Excelsior Manufacturing, Inc., a contract manufacturer offering full turnkey services. From 1995 to 1998, he was Director of Operations of Peninsula Wireless Communications, a manufacturer of repeaters, micro-cells and RF communications products. Mr. Mead has also held positions with Logistix Inc. and Code-a-Phone, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of the copies of reporting forms furnished to the Company, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, executive officers and any persons holding 10% or more of the Registrant’s common stock with respect to the Registrant’s year ended December 31, 2001, were satisfied.

ITEM 11—EXECUTIVE COMPENSATION

The following table sets forth compensation received for the three years ended December 31, 2001, by the Company’s Chief Executive Officer and the four other most highly compensated executive officers of the Company serving at December 31, 2001 (collectively, the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation
Name and Principle Position	Year	Salary ($)	Bonus ($)		Other ($)		Long-Term Option Awards (#)
Emil Youssefzadeh	2001	265,400	150,000	(3)	33,020	(4)	0
President and Chief	2000	265,382	0		33,020	(4)	200,000
Executive Officer	1999	299,905	0		33,020	(4)	0

Joseph Wallace	2001	157,500	30,000	(3)	1,575	(5)
Vice President, Finance &	2000	155,916	0		1,487	(5)	0
Chief Financial Officer	1999	148,700	0		1,600	(5)	40,000

James R. Luecke (1)	2001	150,000	0		1,500	(5)
Chief Technology Officer	2000	51,923	0		0		25,000
	1999	15,705	0		1,404	(5)	0

Renato Goncalves Dias	2001	130,000	0		1,300	(5)
Vice President,	2000	130,000	0		700	(5)	0
Latin American Sales	1999	125,000	0		1,300	(5)	23,000

Bernd Steinebrunner (2)	2001	119,808	0		1,198	(5)
Vice President, Product Management	2000	103,196	0		208	(5)	0
& Sales Engineering	1999	34,102	0		0		20,000

(1)	Mr. Luecke was employed with the Company through January 1, 1999. He rejoined the Company in August 2000.
(2)	Mr. Steinebrunner commenced employment with the Company in September 1999.
(3)	Represents bonus paid in connection with the sale of the Company’s remaining shares in DTPI in 2001.
(4)	Amounts represent automobile allowance and expenses paid by the Company for the benefit of Mr. Youssefzadeh.
(5)	Figures represent Company matches under the Company’s 401k plan.

Option Grants in Last Fiscal Year

The following table sets forth information concerning individual grants of STM Wireless, Inc. stock options made during the fiscal year ended December 31, 2001, to each of the Named Executive Officers:

Name	Options Granted (No.)	% Total Options Granted to Employees In Fiscal Yr.	Exercise Price ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($)	10% ($)
Emil Youssefzadeh	0	0%	0	0	0	0
Joseph J. Wallace	0	0%	0	0	0	0
Jim Luecke	0	0%	0	0	0	0
Renato Goncalves Dias	0	0%	0	0	0	0
Bernd Steinebrunner	0	0%	0	0	0	0

The Company adopted the 2002 Stock Incentive Plan (“2002 Plan”) on November 2, 2001, which was approved by its stockholders in December 2001 and became effective January 1, 2002. The 2002 Plan authorizes the issuance of up to 500,000 shares of common stock in order to enhance the Company’s ability to attract and retain the services of qualified employees, officers, directors, and other service providers.

The following table sets forth information concerning exercises of stock options during the fiscal year ended December 31, 2001, by each of the named executive officers and the year-end value of unexercised options:

Name	Shares Acquired on Exercise (No.)	Value Realized ($)	Number of Unexercised Options at Fiscal Year end (No.) Exercisable/ Unexercisable	Values of Unexercised In-the-Money Options at Fiscal End ($) Exercisable/ Unexercisable (1)
Emil Youssefzadeh	0	0	97,500/112,500	$0/$0
Joseph J. Wallace	0	0	45,000/20,000	$0/$0
James Luecke	0	0	5,000/15,000	$0/$0
Renato Dias	0	0	27,750/10,250	$0/$0
Bernd Steinebrunner	0	0	10,000/10,000	$0/$0

(1)
Value is based on fair market value of Common Stock as of December 31, 2001 stock market close minus the exercise price or base price of “in-the-money” options. The closing sales price for the Company’s Common Stock as of December 31, 2001 on the NASDAQ Stock Market was $1.40.

Directors’ Fees

Each of the outside directors receives an annual retainer at the rate of $15,000 for services rendered in his capacity as a director of the Company, except for Mr. Connors who received $48,000 for his services as Chairman and Mr. K.C. Schaaf who waived any fees for his service. Accordingly, during 2001, Mr. Connors received $48,000 and Mr. Gambaro and Mr. Horwitz each received $15,000 for their services as outside directors of the Company. The Company’s outside directors were also reimbursed for expenses incurred for meetings of the Board of Directors which they attended. In addition, the outside directors may earn additional compensation in the event they provide non-director related services to the Company. Such compensation will be awarded on a case-by-case basis and is not expected to be material in any period.

Retirement of Mr. Connors

In 1999, Mr. Connors retired from his position as an executive officer of the Company, at which time, the Company granted Mr. Connors a retirement package, which consisted of (a) $100,000 and (b) retention, at the Company’s expense, of medical and health benefits for Mr. Connors and his dependents through 1999. Mr. Connors also received in 1999 $25,000 in connection with his services to the Company as Acting President from March 1999 through September 1999 and in 2000, 25,000 options were granted in connection with such services.

Compensation and Stock Option Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee of the Company’s Board of Directors consists of three members. During the year ended December 31, 2001, Mr. Connors, Dr. Gambaro and Mr. Horwitz were members of the Compensation and Stock Option Committee.

No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation and Stock Option Committee.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

The following report is submitted by the Compensation and Stock Option Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation and Stock Option Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 2001.

The Compensation and Stock Option Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company’s senior management and recommends new employee benefit plans and changes to existing plans to the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors consists of three members. During the year ended December 31, 2001, Mr. Connors, Dr. Gambaro and Mr. Horwitz were members of the Compensation Committee.

Compensation Policies and Objectives

In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Compensation and Stock Option Committee is guided by three basic principles:

•	The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel.

•	Annual executive compensation in excess of base salaries should be tied to individual and Company performance.

•
The financial interests of the Company’s executive officers should be aligned with the financial interest of the stockholders, primarily through stock option grants, which reward executives for improvements in the market performance of the Company’s Common Stock.

Salaries and Employee Benefit Programs

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

In recommending salaries for executive officers, the Compensation and Stock Option Committee (i) reviews the historical performance of the executives and (ii) informally reviews available information, including information published in secondary sources, regarding prevailing salaries and compensation programs offered by competing businesses that are comparable to the Company in terms of size, revenue, financial performance and industry group. Many, though not all, of these competing businesses, that have securities which are publicly traded, are included in the S&P Telecommunications Equipment Index used in the Stock Performance Graph below. Another factor, which is considered in recommending salaries of executive officers is the cost of living in Southern California where the Company is headquartered, as such cost generally is higher than in other parts of the country.

In order to retain qualified management personnel, the Company has followed the practice of seeking to promote executives from within the Company whenever practicable. The Board of Directors believes that this policy enhances employee morale and provides continuity of management. Typically, modest salary increases are made in conjunction with such promotions.

Performance-Based Compensation

The Board of Directors believes that the motivation of executives and key employees increases as the market value of the Company’s Common Stock increases. Nevertheless, the Company provides a merit bonus in cash or stock options to executives and key employees, which is dependent on the Company’s achievements and the direct contributions made by each executive and other key employees. Accordingly, at the beginning of each fiscal year, the Company establishes short term and long term plans, and at the end of the fiscal year, the collective and individual contributions of the executives to the Company’s achievements are evaluated. Cash bonuses are awarded if the Company achieves or exceeds the earnings goal established for the fiscal year and are limited, subject to extraordinary exceptions, to amounts ranging from five percent (5%) to fifty percent (50%) of an executive’s base salary.

The earnings goal is established on the basis of the annual operating plan developed by management and approved by the Board of Directors. The annual operating plan, which is designed to maximize profitability within the constraints of economic and competitive conditions, some of which are outside the control of the Company, is developed on the basis of (i) the Company’s performance for the prior fiscal year; (ii) estimates of sales revenue for the plan year based upon recent market conditions, trends and competition and other factors which, based on historical experience, or expected to affect the level of sales that can be achieved; (iii) historical operating costs and cost savings that management believes can be realized; and (iv) competitive conditions faced by the Company. By taking all of these factors into account, including market conditions, the earnings goal in the annual operating plan is determined.

In certain instances, bonuses are awarded not only on the basis of the Company’s overall profitability, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for any executive’s efforts in achieving greater than anticipated cost savings, or completing a new product on target.

As a result of this performance-based merit bonus program, executive compensation, and the proportion of each executive’s total cash compensation that is represented by incentive or bonus income, may increase in those years in which the Company’s profitability increases.

Stock Options and Equity-Based Programs

In order to align the financial interests of executive officers and other key employees with those of the stockholders, the Company grants stock options to its executive officers and other key employees on a periodic basis, taking into account the size and terms of previous grants of equity-based compensation and stock holdings in determining awards. Stock option grants, in particular, reward executive officers and other key employees for performance that results in increases in the market price of the Company’s Common Stock, which directly benefit all stockholders. Moreover, the Compensation and Stock Option Committee generally has followed the practice of granting options on terms, which provide that the options become exercisable in cumulative annual installments, generally over a three to five-year period. The Compensation and Stock Option Committee believes that this feature of the option grants not only provides an incentive for executive officers to remain in the employ of the Company, but also makes longer term growth in share prices important for the executives who receive stock options.

Fiscal Year 2001 Compensation

The salaries of the Named Executive Officers generally did not increase in 2001 over the salaries paid in fiscal 2000 except for Mr. Steinebrunner, whose salary increased from $110,0000 to $125,000 per annum effective September 2001. Since the Company did not meet the earnings goals established for the year, no bonus payments were made to any of the Named Executive Officers for the year ended December 31, 2001 with the following exceptions. Mr. Youssefzadeh and Mr. Wallace each received special merit bonuses in connection with their role in the sale of the remaining shares in DTPI.

The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company’s executive officers for fiscal 2000 will exceed the $1 million limit per officer. The Company’s Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan—1992 is structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

Th	e Compensation and Stock Option
Co	mmittee of the Board of Directors

Dr	. Ernest U. Gambaro
Fra	nk T. Connors
Lo	uis B. Horwitz

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board has furnished the following report with respect to the Company’s audited financial statements for the year ended December 31, 2001:

The Board has determined that each member of the Audit Committee is “independent” as defined in the listing standards of the National Association of Securities Dealers except Mr. Connors, where it was deemed by the Board to be in the best interest of the Company and its stockholders for Mr. Connors to be a member of the Audit Committee. Mr. Connors does not meet the definition of independence because he was the President of the Company from March 1999 to September 1999 and the President of SkyOnline, Inc., the Company’s former majority owned subsidiary, from January 1998 to January 1999. The board has determined, in its business judgment, that Mr. Connors’ former relationship with the Company does not interfere with his ability to exercise independent judgment. The Board is currently conducting a search for additional independent directors.

As noted in the Audit Committee Charter, management is responsible for preparing the Company’s financial statements. The Company’s independent auditors are responsible for auditing the financial statements. The activities of the Audit Committee are in no way designed to supersede or alter those traditional responsibilities. The Audit Committee’s role does not provide any special assurances with regard to the Company’s financial statements, nor does it involve a professional evaluation of the quality of the audits performed by the independent auditors.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management and the independent auditors.

The Audit Committee has discussed with the independent auditors, KPMG LLP, the matters required to be discussed by Statement of Auditing Standards No. 61, Communication With Audit Committees.

The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, has considered the compatibility of receiving nonaudit services from the independent auditors with maintaining the independent auditors’ independence, and has discussed with the independent auditors their independence from the Company.

The Audit Committee has also considered whether the services and fees of KPMG LLP other than those rendered in connection with the annual audit and quarterly interim reviews of the Company’s financial statements are compatible with maintaining the independence of KPMG LLP. The services and fees of KPMG LLP for 2001 were:

•	Audit Fee—$121,000

•	Financial Information Systems Design and Implementation Fees—$0

•	All Other Fees:

–	Tax compliance and tax advise—$23,500
–	Employee Benefit Plan Audit—$10,000

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Th	e Audit Committee of the Board of Directors

Lo	uis B. Horwitz
Dr	. Ernest U. Gambaro
Fra	nk T. Connors

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on the Company’s Common Stock with the cumulative total return of the S&P Communications-Equipment/Manufacturer Index and the NASDAQ Stock Market—US Index for the period commencing December 31, 1996 and ending on December 31, 2001.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG STM WIRELESS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE S&P TELECOMMUNICATIONS EQUIPMENT INDEX

*	$100 invested on 12/31/96 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights.

Each of the Report of the Compensation and Stock Option Committee and the Performance Graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of March 22, 2002, regarding the beneficial ownership of the Company’s common stock by (i) any person who was known by the Company to own more than 5% of the voting securities of the Company, (ii) each of the directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Registrant’s Common Stock listed below have sole investment and voting power with respect to such shares, subject to applicable community property laws.

Five Percent Shareholders, Directors, Named Executive Officers and Directors and Executive Officers as a Group	Amount and Nature of Beneficial Ownership	Percent of Class

Emil Youssefzadeh (1)	1,184,922	15.6%
STM Wireless, Inc.
One Mauchly
Irvine, California 92618

Dimensional Fund Advisors, Inc. (2)	447,300	5.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

Frank T. Connors. (3)	235,580	3.1%

Dr. Ernest U. Gambaro (4)	42,500	*

Louis B. Horwitz (5)	32,500	*

Joseph Wallace (6)	45,000	*

Renato Goncalves Dias (7)	27,750	*

Bernd Steinebrunner (8)	10,000	*

James R. Luecke (9)	5,000	*

K.C. Schaaf	0	*

All directors and executive officers as a group (9 persons) (1) (3) (4) (5) (6) (7) (8) and (9)	1,583,252	20.9%

*	Less than 1%

(1)
Includes 244,020 shares held by Shafigh Youssefzadeh, who is a brother of Emil Youssefzadeh, for which Emil Youssefzadeh has voting rights. Accordingly, Emil Youssefzadeh is deemed to share beneficial ownership of these shares. Further, includes 106,875 shares issuable upon exercise of stock options exercisable within 60 days of the Record Date.

(2)
According to a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over 447,300 shares of common stock of the Company that are owned by the Funds. All such securities are owned by the Funds and Dimensional disclaims beneficial ownership of such securities.

(3)	Inclusive of 77,500 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2002.
(4)	Inclusive of 42,500 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2002.

(5)	Inclusive of 32,500 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2002.
(6)	Inclusive of 45,000 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2002.
(7)	Inclusive of 27,750 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2002.
(8)	Inclusive of 10,000 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2002.
(9)	Inclusive of 5,000 shares issuable upon exercise of stock options exercisable within 60 days of March 22, 2002.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2000, the Company entered into an Investment and Consulting Agreement with Zavareh LLC (a limited partnership controlled by Dr. Mark Shahriary, a former director of the company) whereby Zavareh was to provide advice to the Company for up to 2 years in consideration for the Company issuing 100,000 restricted shares of common stock with a fair value of $400,000 to Zavareh LLC and reimbursing Zavareh for out-of-pocket expenses of $3,000 per month. This contract was terminated in November 2000 and Mr. Shahriary currently owes the Company approximately $300,000 for such shares of common stock. The Company expensed $100,000 for the services performed in the period May 2000 through November 2000. The Company and Dr. Shahriary are currently negotiating a settlement of this matter.

In July 2000, the Company entered into a license agreement with BroadEdge, Inc., a satellite-based broadband provider offering high quality streaming media content, pursuant to which the Company granted to BroadEdge an exclusive license to use certain intellectual property of the Company for a period of ten years. In exchange for the license, the Company received 1,000,000 shares of the Common Stock of BroadEdge, or approximately 10% of its capital stock. Mr. Youssefzadeh is the founder and a member of the Board of Directors and a 70% stockholder of BroadEdge. In addition, Infonet Services Corporation is a stockholder in BroadEdge. The license agreement and the purchase of shares of BroadEdge was approved by a majority of the disinterested directors of the Company. It is possible that the Company and BroadEdge may have common customers in the future, although it is anticipated that the Company’s main focus will be the supply of equipment, while BroadEdge will pursue service opportunities. The Company and BroadEdge have a policy that BroadEdge shall not provide any products or services to any existing or prospective customer of the Company unless the opportunity is waived by the Company. In addition, any transaction between the Company and BroadEdge is to be independently approved. During 2000, the Company recognized revenues of approximately $29,000 from BroadEdge and during 2001 and 2000 the Company received reimbursable expenses of approximately $131,000 and $35,000, respectively, from BroadEdge, and in 2001 purchased fixed assets of $14,000 from BroadEdge.

In 2000, Mr. K.C. Schaaf was elected to the Company’s board of directors. Mr. Schaaf is a partner in Stradling, Yocca, Carlson and Rauth (“SYCR”), the Company’s outside legal counsel. The Company incurred legal fees to SYCR of approximately $84,000, $37,000 and $47,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Mr. Schaaf has waived any fees or compensation for his services as a director of the Company but charges the Company at normal billing rates for time incurred by SYCR in providing legal services to the Company.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements: The following Consolidated Financial Statements of the Company, are incorporated by reference under Part II, Item 8 herein.

The following schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts are incorporated by reference under Part II, Item 8 herein.

Selected Quarterly Financial Data are incorporated by reference under Part II, Item 6 herein.

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits

Exhibit No.		Description

3.1***		Restated Certificate of Incorporation of the Company.

3.2***		Bylaws of the Company.

10.1*		Satellite Technology Management, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1992 (the “Plan”).

10.2*		Form of Incentive Stock Option Agreement pertaining to the Plan.

10.3*		Form of Nonqualified Stock Option agreement pertaining to the Plan.

10.4*		Form of Indemnification Agreement between Registrant and its directors.

10.16**		Federal Communication Commission authorization and order. File Nos. 061/2062-DSE-P/L84 and 3379/3380-DSE-P/L84.

10.21***		1994 Stock Option Plan for Non-Employee Directors.

10.31****		Loan and Security Agreement, dated March 27, 2000, by and between STM Wireless, Inc. and the CIT Group/Business Credit, Inc.

10.32****		Loan Agreement dated September 29, 1999, by and between STM Wireless, Inc. and the Zapara Family Trust u/d/t dated March 4, 1982

10.33	*****	2002 Stock Incentive Plan.

10.34	*****	Form of Stock Option Agreement pertaining to the 2002 Stock Incentive Plan.

10.35	*****	Form of Restricted Stock Purchase Agreement pertaining to the 2002 Stock Incentive Plan.

Exhibit No.	Description

21.0*****	Subsidiaries of Registrant.

23.1*****	Consent of KPMG LLP.

*	Incorporated herein by reference to the referenced exhibit number to the Company’s Registration Statement on Form S-1, Reg. No. 33-45694.
**	Incorporated by reference to the referenced exhibit number to the Company’s Form 10-Q for the Quarter ended June 30, 1994.
***	Incorporated by reference to the Company’s Form 10-K filed for the year ended December 31, 1995.
****	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.
*****	Filed herewith.

Executive Compensation Plans and Arrangements

Exhibit No.	Description

10.1	Satellite Technology Management, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan—1992 (the “Plan”).*

10.2	Form of Incentive Stock Option Agreement pertaining to the Plan.*

10.3	Form of Nonqualified Stock Option Agreement pertaining to the Plan.*

10.21	1994 Stock Option Plan for Non-Employee Directors.***

10.33	2002 Stock Incentive Plan.

10.34	Form of Stock Option Agreement pertaining to the 2002 Stock Incentive Plan.

10.35	Form of Restricted Stock Purchase Agreement pertaining to the 2002 Stock Incentive Plan.

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STM WIRELESS, INC.

By:	/s/ EMIL YOUSSEFZADEH
Emil Youssefzadeh President & Chief Executive Officer

By:	/s/ JOSEPH WALLACE
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

Signature	Title	Date

/s/ EMIL YOUSSEFZADEH Emil Youssefzadeh	Chief Executive Officer and Director	March 26, 2001

/s/ JOSEPH J. WALLACE Joseph J. Wallace	Vice President, Finance, Chief Financial Officer and Principal Accounting Officer	March 26, 2001

/s/ FRANK T. CONNORS Frank T. Connors	Chairman of the Board	March 26, 2001

/s/ DR. ERNEST U. GAMBARO Dr. Ernest U. Gambaro	Director	March 26, 2001

/s/ LOUIS B. HORWITZ Louis B. Horwitz	Director	March 26, 2001

/s/ K.C. SCHAAF K.C. Schaaf	Director	March 26, 2001