Form 10-Q
period 2002-03-31
STM WIRELESS INC
filed 2002-05-15
CIK 765414

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

                       For the Period Ended March 31, 2002

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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

     As of May 14, 2002, there were 7,248,325 shares of Common Stock, $0.001 par value per share, outstanding.

================================================================================

                               STM Wireless, Inc.
                                      Index

                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  March 31, 2002 and December 31, 2001....................     3

                  Condensed Consolidated Statements of Operations
                  for the three month periods ended March 31, 2002
                  and March 31, 2001......................................     4

                  Condensed Consolidated Statements of Cash Flows
                  for the three month periods ended March 31, 2002
                  and March 31, 2001......................................     5

                  Notes to Condensed Consolidated Financial Statements....   6-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  8-12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.......................................    12

Part II. Other Information................................................    13

         Item 1.  Legal Proceedings
         Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION (Item 1 - Financial Statements)


                                STM WIRELESS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                     ASSETS

                                                                     March 31,       December 31,
                                                                       2002              2001
                                                                    ----------       ------------
Current assets:
     Cash and cash equivalents.................................      $   3,958        $   4,658
     Short-term investments....................................            160              148
     Restricted cash and short-term investments................          3,361            3,350
     Accounts receivable, net..................................          6,426            6,788
     Inventories...............................................          7,169            7,516
     Prepaid expenses and other current assets.................            710              499
                                                                     ---------        ---------
         Total current assets..................................         21,784           22,959

Property & equipment, net......................................          7,756            7,556
Other assets...................................................             49               46
                                                                     ---------        ---------
                                                                     $  29,589        $  30,561
                                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings.....................................      $   3,502        $    3,464
     Current portion of long-term debt.........................             84                85
     Accounts payable..........................................          6,689             6,008
     Accrued liabilities.......................................          2,083             2,067
     Customer deposits and deferred revenue....................          1,315               857
     Income taxes payable......................................            545               533
                                                                     ---------        ----------
         Total current liabilities.............................         14,218            13,014
Long-term debt.................................................          6,743             6,763
Other long-term liabilities....................................             32                32
Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares
       authorized, none issued or outstanding..................             --                --
     Common stock, $0.001 par value; 20,000,000 shares
       authorized; issued and outstanding 7,248,325 shares
       at March 31, 2002 and December 31, 2001.................              7                 7
     Additional paid in capital................................         39,289            39,289
     Accumulated deficit.......................................        (30,400)          (28,244)
     Receivable from stockholder...............................           (300)             (300)
                                                                     ---------        ----------
         Total stockholders' equity............................          8,596            10,752
                                                                     ---------        ----------
                                                                     $  29,589        $   30,561
                                                                     =========        ==========

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                             2002            2001
                                                           ---------       ---------
Revenues:
     Products..........................................    $   4,925       $   5,565
     Services..........................................          727             669
                                                           ---------       ---------
         Total revenues................................        5,652           6,234
Cost of revenues:
     Products..........................................        3,811           3,589
     Services..........................................          622             644
                                                           ---------       ---------
         Total cost of revenues........................        4,433           4,233

Gross profit...........................................        1,219           2,001
Operating costs and other operating items:
     Selling, general & administrative expenses........        1,711           1,215
     Research & development............................        1,510           1,375
                                                           ---------       ---------
         Total.........................................        3,221           2,590

Operating loss.........................................       (2,002)           (589)

     Foreign currency devaluation costs................           (1)             --
     Interest income...................................           24              97
     Interest expense..................................         (177)           (272)
                                                           ---------       ---------
Loss before income taxes...............................       (2,156)           (764)
     Income tax expense................................           --              --
                                                           ---------       ---------
Net loss...............................................    $  (2,156)      $    (764)
                                                           =========       ==========

Net loss per common share:
     Basic.............................................    $   (0.30)      $   (0.11)
                                                           =========       ==========
     Diluted...........................................    $   (0.30)      $   (0.11)
                                                           =========       ==========
Common shares used in computing per share amounts:

     Basic.............................................        7,248           7,248
     Diluted...........................................        7,248           7,248


      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  2002        2001
                                                                -------     ---------
Net cash used in operations.................................    $   (526)   $   (164)
                                                                --------    ---------
Cash flows from investing activities:
     Increase in short-term investments.....................         (12)       (109)
     (Increase)/decrease in restricted assets...............         (11)        100
     Acquisition of property and equipment..................        (168)       (168)
                                                                ---------   ---------
Net cash used in investing activities.......................        (191)       (177)

Cash flows from financing activities:
     Net increase in short-term borrowings..................          38         238
     Repayment of long-term debt............................         (21)        (68)
                                                                --------    --------
Net cash provided by financing activities...................          17         170
                                                                --------    --------

Net decrease in cash and cash equivalents...................        (700)       (171)
Cash and cash equivalents at beginning of period............       4,658       2,903
                                                                --------    --------
Cash and cash equivalents at end of period..................    $  3,958    $  2,732
                                                                ========    ========

Supplemental disclosure of cash flow information:
      Interest paid.........................................    $    197    $    238
                                                                ========    ========
      Income taxes paid.....................................    $     --    $     --
                                                                ========    ========

      See accompanying notes to condensed consolidated financial statements

                               STM WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

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

     Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the SEC. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

2.   Inventories:

     Inventories are summarized as follows:

                                                                  March 31,       December 31,
                                                                    2002             2001
                                                              --------------     --------------
Raw materials..............................................      $   3,718          $   3,440
Work in process............................................            969              1,600
Finished goods.............................................          2,482              2,476
                                                                 ---------          =========
                                                                 $   7,169          $   7,516
                                                                 =========          =========

3.   Net Loss per Share:

                                                                Three Months Ended March 31,
                                                                   2002             2001
                                                               ------------     -------------
Net loss...................................................      $  (2,156)        $     (764)
                                                                 =========         ==========
Basic:
-----
Weighted average common shares outstanding used
     in computing basic net loss per share.................          7,248              7,248
                                                                 =========         ==========
Basic net loss per share...................................      $   (0.30)        $    (0.11)
                                                                 =========         ==========
Diluted:
-------
Weighted average common shares outstanding.................          7,248              7,248
Dilutive options outstanding...............................             --                 --
                                                                 ---------         ----------
Shares used in computing diluted net loss per share........          7,248              7,248
                                                                 =========         ==========
Diluted net loss per share.................................      $   (0.30)        $    (0.11)
                                                                 =========         ==========

                                       6

     Options to purchase 1,224,204 and 1,358,787 shares of common stock were outstanding at March 31, 2002 and March 31, 2001, respectively, and were excluded from the computation of diluted net loss per share, as the effect would have been antidilutive.

4.   New Accounting Standards:

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long- Lived Assets. (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary. Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of any entity that either has been disposed of or is classified as held for sale.

     The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no effect on the Company's financial statements.

5.   Geographic and Business Segment Information:

     The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

                                                             Three Months Ended March 31,
Revenues by geographic area:                                    2002              2001
                                                           ---------------    --------------
                                                                (dollars in thousands)
Total:
     Latin & South America..............................      $    3,129         $    3,440
     United States......................................             237                442
     Asia...............................................           1,179                919
     Africa & Middle East...............................             933                896
     Europe.............................................             174                537
                                                              ----------         ----------
Total revenues..........................................      $    5,652         $    6,234
                                                              ==========         ==========
                                                             Three Months Ended March 31,
                                                                2002              2001
                                                           ---------------    --------------
                                                                (dollars in thousands)
Products:
     Latin & South America..............................      $    3,079         $    3,263
     United States......................................             152                188
     Asia...............................................             687                746
     Africa & Middle East...............................             895                891
     Europe.............................................             112                477
                                                              ----------         ----------
Total revenues..........................................      $    4,925         $    5,565
                                                              ==========         ==========
                                                             Three Months Ended March 31,
                                                                2002              2001
                                                           ---------------    --------------
                                                                (dollars in thousands)
Services:
     Latin & South America..............................      $       50         $      177
     United States......................................              85                254
     Asia...............................................             492                173
     Africa & Middle East...............................              38                  5

     Europe.............................................              62                 60
                                                              ----------         ----------
Total revenues..........................................      $      727         $      669
                                                              ==========         ==========
                                                             Three Months Ended March 31,
                                                                2002              2001
                                                           ---------------    --------------
                                                                (dollars in thousands)
Operating income (loss) by geographic area:
     Latin & South America..............................      $       --         $       --
     United States......................................          (2,145)              (601)
     Asia...............................................             143                 12
     Africa & Middle East...............................              --                 --
     Europe.............................................              --                 --
                                                              ----------         ----------
Total operating income (loss)...........................      $   (2,002)        $     (589)
                                                              ==========         ===========
                                                             March 31,        December 31,
                                                                2002              2001
                                                           ---------------    --------------
                                                                (dollars in thousands)
Identifiable assets by geographic area:
     Latin & South America..............................      $      150         $      149
     United States......................................          27,917             29,222
     Asia...............................................           1,522              1,190
     Africa & Middle East...............................              --                 --
     Europe.............................................              --                 --
                                                              ----------         ----------
Total assets............................................      $   29,589         $   30,561
                                                              ==========         ==========

     In the three month period ended March 31, 2002, there were two customers to which individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 62% of total revenues for the period. In the corresponding period ended March 31, 2001, there was a total of three customers to which individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 63% of total revenues. As of March 31, 2002, there were two customers in which accounts receivable balances exceeded 10% of accounts receivable.

6.       Short-Term Borrowings:

         On March 27, 2000, the Company completed a revolving line of credit for approximately $3,300,000 of which $2,800,000 is available for on-going working capital requirements. In September 2001, the Company renewed its line of credit under this facility for $3,300,000 through March 2004.

         Availability to borrow the $2,800,000 is based upon a percentage of eligible inventories and accounts receivable. Borrowings under the line of credit at March 31, 2002, and December 31, 2001, were approximately $1,502,000 and $1,464,000, respectively. At March 31, 2002, the unused credit available on this line of credit was $23,000. The lender was granted a security interest in substantially all of the Company's assets. As of March 31, 2002 and December 31, 2001, the Company had a $2,000,000 bank line of credit that is fully collateralized by cash balances included as part of restricted cash and short-term investments on the condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. There are a number of critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operation. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, the Company evaluates its estimates, including those for bad debts provisions, inventory reserves and other obligations. For estimated bad debts, the Company reviews on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period. For estimated inventory reserves, the Company performs a review of the higher value inventory items and applies the results of the review to the lower value inventory items by product category. The respective inventory reserve is based upon the historical activity in the inventory item; its expected future use based upon changes to the design of a particular product, whether the product into which the inventory item is incorporated is expected to be discontinued in the near future and whether there are any lower of cost or market considerations. For other obligations, where judgment is required, the Company reviews the circumstances surrounding the obligation and evaluates the facts and circumstances to determine an appropriate level of accrual for such obligation.

     Sales of the Company's communication products and related installed software are generally recognized upon shipment when the title and risk of loss have been transferred to the customer. Sales of the Company's products to distributors are normally not subject to right of return. Service revenues are recognized as services are completed. Generally, the Company's sales are multiple element arrangements and sales contracts or sales orders are supported by a detailed pricing schedule for each element (including services) of the contract or sales order. Third parties may perform the installation of the Company's equipment, although new customers generally rely on the Company to commission and install the initial equipment. When there are acceptance criteria to be met, generally there is an acceptance document agreed between the Company and the customer prior to the shipment, such that the Company can determine at the time of shipment if there is any material risk of non-acceptance. For repeat customers, the Company is very familiar with the customer's network environment, such that, it can be determined if there is any material risk of non-acceptance. If it is determined that there is a significant risk of non-acceptance, the Company will defer revenue on all shipments of product until acceptance has occurred. Where there is a payment installment tied to acceptance or where partial shipments of product are allowed under the respective sales contract, revenue is recognized for shipments of product that have occurred and where the Company has a legal basis for an enforceable claim for those elements delivered irrespective of whether the Company performs the installation and commissioning of the equipment.

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

Results of Operations:

     Total revenues were $5,652,000 for the three-month period ended March 31, 2002, compared to $6,234,000 for the corresponding period of 2001, a decrease of 9%. Product revenues were $4,925,000 for the three-month period ended March 31, 2002, compared to $5,565,000 for the corresponding period in 2001, a decrease of 12%. Service revenues were $727,000 for the three-month period ended March 31, 2002, compared to $669,000 for the corresponding period of 2001, an increase of 9%.

     The 9% decrease in total revenues for the three months ended March 31, 2002 compared to the corresponding period in 2001 was attributed primarily to decreases of $311,000 and $363,000 in revenues for the Latin and South America region and the Europe region, respectively. These decreases were positively offset by a $260,000 increase in revenues in the Asia region. Prior to the decrease of 9% in total revenues in the first quarter of 2002, the Company had achieved six consecutive quarters of revenue growth through the fourth quarter of 2001, in which revenues were $8,490,000. The reduction in revenues in the first quarter of 2002 compared with the prior recent quarters reflects delays in closing two specific sales orders that were expected through established customer relationships. Furthermore, in fiscal 2001, the Company earned 25% of its revenues from one customer that is not expected to purchase significant products from the Company during 2002 due to the overall decline in the telecommunications sector. Delays are not uncommon in the international markets in which the Company operates and such customer concentrations have occurred in prior years as the Company's revenues are characterized by relatively high value and low volume sales. Management continues to be focused on increasing revenues on a quarterly basis through identifying specific projects and regions where the Company has a competitive advantage and has established customer relationships. However, there can be no assurance that the Company will earn any specific level of revenue as consistent with prior periods; the Company's revenues in total, by region, and by period, can vary significantly depending upon the timing of projects, the value of individual projects, the level of risk of non-acceptance for a project and other factors.

     Gross profit percentage earned in the three-month period ended March 31, 2002 was 22% versus 32% for the corresponding period ended March 31, 2001. Comparing the same periods, gross margin for product revenues declined by 13 percentage points and gross margin for service revenues improved from 4% to 14%. The reduction in the gross profit percentage for product revenues during the three-months ended March 31, 2002 as compared to the corresponding period in 2001 was attributed primarily to higher manufacturing costs (associated with the first build of the Company's new Olante and Solante products that were released for manufacture at the end of the fourth quarter of 2001, the build of the Company's last generation SES and SpaceWeb products and volume related variances). The increase in gross profit percentage for service revenues as compared with the corresponding period of 2001 is reflective of increased revenue focus on services-related opportunities. With the on-going manufacture of the Company's new lower cost Solante and Olante Products, the Company's competitive position will have improved; however, the Company may be forced to reduce its selling price of its products in response to its competitors' pricing strategies or practices, in general or in any region of the world. Therefore, the level of gross profit can vary by customer, by product and by application as well as the overall volume of sales in any given period.

     Selling, general and administrative expenses ("SG&A") for the three-month period ended March 31, 2002 increased by $496,000 to $1,711,000 or 30% of revenues, from $1,215,000, or 19% of revenues, in the corresponding period of 2001. The increase in spending is attributed to increased expenditures for headcount related expenses, advertising and promotional programs, and outside professional services related to sales and marketing programs. Selling expenses, in general, increased throughout 2001 in line with increased sales opportunities and expectations. Sales personnel have been deployed to those regions of the world where the Company believes such opportunities exist and where a dedicated sales presence is justified. Travel expenses, advertising and promotional expenses have increased accordingly due to the fact that the Company competes in many regions of the world. Professional fees increased in connection with a Peruvian court injunction against OSIPTEL, a Peruvian government entity, and Gilat-To-Home ("Gilat"), controlled by Gilat Satellite Networks, Ltd. of Israel in connection with a $27,800,000 contract to provide a VSAT network for phone services in Peru.

     Research and development ("R&D") expenses for the three-month period ended March 31, 2002 increased by $135,000 to $1,510,000, or 27% of revenues, from $1,375,000, or 22% of revenues, in the corresponding period of 2001. Increased expenditures in R&D during the period ended March 31, 2002 were attributed to higher expenses for headcount related costs and travel for new product development and sustaining engineering activities. Headcount increased during 2001 to support R&D projects particularly in areas critical to new product introduction activities. Travel expenses increased in response to increased sustaining engineering activities, and also due to the fact that the Company supports customers in many regions of the world. Development efforts continue to be focused on reducing unit product cost, optimizing product design, improving manufacturability, and introducing the next generation of products. Management believes that these efforts will yield future positive results in terms of higher gross margins and improved inventory control.

     Interest income decreased by $73,000 to $24,000 for the period ended March 31, 2002, compared to $97,000 for the period ended March 31, 2001. This decline was attributed primarily to lower interest rates prevailing in the three months ended March 31, 2002 as compared to the same period of 2001.

     Interest expense decreased by $95,000 to $177,000 for the period ended March 31, 2002, compared to $272,000 for the period ended March 31, 2001. Interest costs were less during the three-month period ended March 31, 2002 as compared to the same period in 2001 due to lower interest rates, which affects interest costs incurred under the revolving line of credit, and a decrease of approximately $1,362,000 in short-term borrowings outstanding at March 31, 2002 as compared to the balance at March 31, 2001.

     The absence of a tax provision in 2002 and 2001 is due to losses in the period.

Liquidity and Capital Resources:

     For the first three months of 2002, the Company had negative cash from operations of $526,000, compared to a negative $164,000 in the same period of 2001. The negative cash in the first three months of 2002 was attributed primarily to the losses for the period, partially offset by decreases in accounts receivable and inventories and increases in customer deposits and accounts payables. For the same period of 2001, the negative cash flow of $164,000 consisted of losses for the period and a decrease of accounts payable, partially offset by a decrease in accounts receivable and an increase in customer deposits.

     Cash from investing activities in the first three months of 2002 totaled a negative $191,000, comprising an increase in short-term investments and the acquisition of property, plant and equipment offset by a reduction in restricted cash. For the corresponding period of 2001, cash from investing activities totaled a negative $177,000, comprising an increase in short-term investments and the acquisition of property plant and equipment, partially offset by a decrease in restricted cash.

     Cash provided by financing activities during the first three months of 2002 totaled $17,000, comprising primarily of an increase in the line of credit (see note 6 to the condensed consolidated financial statements). For the three months ended March 31, 2001, cash provided by financing activities was $170,000, consisting primarily of the borrowings under the same line of credit, partially offset by the repayment of long-term debt.

     Overall, the Company's cash and cash equivalents totaled $3,958,000 at March 31, 2002 as compared to $4,658,000 at December 31, 2001.

     At March 31, 2002, the Company was contingently liable for standby letters of credit of $2,625,000, of which $1,275,000 restricts borrowings under its line of credit (see note 6 to the condensed consolidated financial statements) and the balance of $1,350,000 was cash collateralized at March 31, 2002. Such $1,350,000 was included in restricted cash and short-term investments but will become available for use in operations once the standby letter of credit expires during the second quarter of 2002. At December 31, 2001, the Company was contingently liable for standby letters of credit totaling $2,490,000 of which $1,140,000 restricted borrowings under the line of credit and the balance of $1,350,000 was cash collateralized at December 31, 2001.

     At March 31, 2002, the Company had unused availability under its line of credit of approximately $23,000.

     At March 31, 2002, the Company had two customers with extended payment terms beyond 90 days but less than or equal to 180 days for approximately $3,000,000 in total.

     On March 31, 2002, the Company's current assets were $21,784,000 and current liabilities were $14,218,000 representing a current ratio of 1.53 to
1.00. Excluding inventories of $7,169,000, the Company's quick ratio (current assets less inventories compared to current liabilities) was 1.03 to 1.00. Management expectations are that the Company's financial performance can improve relative to the first quarter of 2002 based on current backlog and known sales opportunities, which the Company believes it can be successful in winning. In addition, the Company has implemented certain cost reduction measures in the second quarter of 2002 in response to the Company's poor financial performance in the first quarter of 2002. The Company will take additional corrective actions if considered necessary to preserve the Company's cash resources, depending on the Company's results and financial condition in future periods. Accordingly, management expects to have sufficient cash generated from operations, through availability under its lines of credit, and from other external resources to meet its anticipated cash requirements for the next twelve months.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. In Thailand, the Company's subsidiary invoices most customers in local currency based on contractual prices denominated in United States currency. However, there is the risk of loss on accounts receivable in that the local currency may devalue relative to the United States currency during the period of collection. The balance in accounts receivable carried in Thailand as of March 31, 2002 and December 31, 2001 was approximately $248,000 and $135,000, respectively. Foreign exchange gain and all losses in 2001 were immaterial. The Company does not use derivative financial instruments in its investment portfolio.

         The Company's exposure to short-term interest rate fluctuations is limited to its short-term borrowings under its line of credit for $3,300,000. Such line of credit allows borrowings up to $2,800,000 and therefore a 1% increase in interest rates would increase interest expense by $28,000.

Risk Factors and Forward Looking Statements:

         THIS DOCUMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE FORWARD LOOKING STATEMENTS, ORALLY OR IN WRITING. THE WORDS "ESTIMATE", "PROJECT", "POTENTIAL", "INTENDED", "EXPECT", "BELIEVE" AND SIMILAR EXPRESSIONS OR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LACK OF LIQUIDITY AND WORKING CAPITAL, INABILITY TO RAISE DEBT OR EQUITY FINANCING, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES. REFERENCE IS HEREBY MADE TO "RISK FACTORS" IN THE COMPANY'S FOR 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

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

                                        STM Wireless, Inc.

Date:    May 15, 2002                   By: /s/JOSEPH J. WALLACE
                                            ------------------------------------
                                            Joseph J. Wallace
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)