Form 10-Q
period 2002-06-30
STM WIRELESS INC
filed 2002-08-14
CIK 765414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19923

STM WIRELESS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3758983 (I.R.S. Employer Identification Number)

One Mauchly, Irvine, California (Address of principal executive offices)	92618 (Zip code)
(949) 753-7864
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒            No ☐

As of August 6, 2002, there were 7,248,325 shares of Common Stock, $0.001 par value per share, outstanding.

STM WIRELESS, INC.

Part I—Financial Information (Item 1—Financial Statements)

STM WIRELESS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$1,179	$4,658
Short-term investments	—	148
Restricted cash and short-term investments	11	3,350
Accounts receivable, net	7,950	6,788
Inventories, net	7,625	7,516
Prepaid expenses and other current assets	415	499

Total current assets	17,180	22,959
Property & equipment, net	7,521	7,556
Other assets	35	46

	$24,736	$30,561

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,550	$3,464
Current portion of long-term debt	85	85
Accounts payable	7,204	6,008
Accrued liabilities	2,329	2,067
Customer deposits and deferred revenue	943	857
Income taxes payable	526	533

Total current liabilities	12,637	13,014
Long-term debt	6,720	6,763
Other long-term liabilities	32	32
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; issued and outstanding 7,248,325 shares at June 30, 2002 and December 31, 2001	7	7
Additional paid in capital	39,289	39,289
Accumulated deficit	(33,649)	(28,244)
Receivable from stockholder	(300)	(300)

Total stockholders’ equity	5,347	10,752

	$24,736	$30,561

See accompanying notes to condensed consolidated financial statements

STM WIRELESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six months Ended June 30,
	2002	2001	2002	2001
Revenues:
Products	$3,365	$6,485	$8,290	$12,050
Services	649	626	1,376	1,295

Total revenues	4,014	7,111	9,666	13,345

Cost of revenues:
Products	3,379	4,191	7,190	7,780
Services	525	542	1,147	1,186

Total cost of revenues	3,904	4,733	8,337	8,966

Gross profit	110	2,378	1,329	4,379

Operating costs and other operating items:
Selling, general & administrative expenses	1,808	1,436	3,519	2,651
Research & development	1,428	1,321	2,938	2,696

Total	3,236	2,757	6,457	5,347

Operating loss	(3,126)	(379)	(5,128)	(968)
Foreign currency gain (loss)	22	(6)	21	(6)
Gain on disposal of affiliate	—	2,510	—	2,510
Interest income	13	84	37	181
Interest expense	(158)	(262)	(335)	(534)

Income (loss) before income taxes	(3,249)	1,947	(5,405)	1,183
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$(3,249)	$1,947	$(5,405)	$1,183

Net income (loss) per common share:
Basic	$(0.45)	$0.27	$(0.75)	$0.16

Diluted	$(0.45)	$0.27	$(0.75)	$0.16

Common shares used in computing per share amounts:
Basic	7,248	7,248	7,248	7,248
Diluted	7,248	7,248	7,248	7,250

See accompanying notes to condensed consolidated financial statements.

STM WIRELESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months Ended June 30,
	2002	2001
Net cash provided by (used in) operations	$(4,838)	$518

Cash flows provided by investing activities:
Proceeds from the sale of stock in DTPI	—	2,510
Decrease in restricted assets	3,339	100
(Increase) decrease in short-term investments	148	(162)
Acquisition of property, plant and equipment	(174)	(311)

Net cash provided by investing activities	3,313	2,137

Cash flows from financing activities:
Repayments of short-term borrowings, net	(1,914)	(1,114)
Increase in other long-term liabilities	—	76
Repayment of long-term debt	(40)	(126)

Net cash provided by (used in) financing activities	(1,954)	(1,164)

Net increase (decrease) in cash and cash equivalents	(3,479)	1,491
Cash and cash equivalents at beginning of period	4,658	2,903

Cash and cash equivalents at end of period	$1,179	$4,394

Supplemental disclosure of cash flow information:
Interest paid	$381	$545

Income taxes paid	$36	$—

See accompanying notes to condensed consolidated financial statements.

STM WIRELESS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

1.    Basis of Presentation:

These financial statements are unaudited; however, the information contained herein for STM Wireless, Inc. and its subsidiaries (the “Company” or “STM”) gives effect to all adjustments necessary (consisting only of normal accruals), in the opinion of Company management, to present fairly the financial statements for the interim periods presented.

The results of operations for the current interim period are not necessarily indicative of the results to be expected for the current year.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and these condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the SEC. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

2.    Inventories:

Inventories are summarized as follows:

	June 30, 2002	December 31, 2001
Raw materials	$3,970	$3,440
Work in process	808	1,600
Finished goods	2,847	2,476

	$7,625	$7,516

3.    Net Income (Loss) Per Share:

	Three Months Ended June 30,		Six months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(3,249)	$1,947	$(5,405)	$1,183

Basic:
Weighted average common shares outstanding used in computing basic net income (loss) per share	7,248	7,248	7,248	7,248

Basic net income (loss) per share	$(0.45)	$0.27	$(0.75)	$0.16

Diluted:
Weighted average common shares
outstanding	7,248	7,248	7,248	7,248
Dilutive options outstanding	—	—	—	2

Shares used in computing diluted net income (loss) per share	7,248	7,248	7,248	7,250

Diluted net income (loss) per share	$(0.45)	$0.27	$(0.75)	$0.16

For the three and six months ended June 30, 2002, options to purchase approximately 1,143,000 shares of common stock were not included in the computation of diluted net income per share, as the effect would be antidilutive. For the three and six months ended June 30, 2001, options to purchase approximately 1,271,000 and

1,298,000 shares of common stock, respectively, were outstanding and were excluded from the computation of diluted net income per share, as the effect would be antidilutive.

4.    New Accounting Standards:

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of any entity that either has been disposed of or is classified as held for sale.

The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no effect on the Company’s financial statements.

5.    Geographic and Business Segment Information:

The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

Revenues By Geographic Areas	Three Months Ended June 30,		Six months Ended June 30,
	2002	2001	2002	2001
Total:
Latin & South America	$(332)	$4,574	$2,797	$8,014
Africa & Middle East	1,080	459	2,013	1,407
Asia	2,005	1,321	3,184	2,240
United States	168	292	405	682
Europe	1,093	465	1,267	1,002

Total	$4,014	$7,111	$9,666	$13,345

Products:
Latin & South America	$(368)	$4,432	$2,711	$7,695
Africa & Middle East	871	451	1,766	1,342
Asia	1,770	1,067	2,457	1,813
United States	73	162	225	350
Europe	1,019	373	1,131	850

Total	$3,365	$6,485	$8,290	$12,050

Services:
Latin & South America	$36	$142	$86	$319
Africa & Middle East	209	8	247	65
Asia	235	254	727	427
United States	95	130	180	332
Europe	74	92	136	152

Total	$649	$626	$1,376	$1,295

Operating income (loss) by area:
Latin & South America	$—	$(14)	$—	$(14)
Africa & Middle East	—	—	—	—
Asia	(80)	168	63	180
United States	(3,046)	(533)	(5,191)	(1,134)
Europe	—	—	—	—

Total	$(3,126)	$(379)	$(5,128)	$(968)

In the three month period ended June 30, 2002, there were two customers to whom individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 65% of total revenues for the period. In the corresponding period ended June 30, 2001, there was a total of two customers to which individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 63% of total revenues. As of June 30, 2002, there were three customers in which accounts receivable balances exceeded 10% of accounts receivable.

In the six month period ended June 30, 2002, there were three customers to whom individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 52% of total revenues for the period. In the corresponding period ended June 30, 2001, there was a total of three customers to which individual sales exceeded 10% of total revenues and the total of revenues to these customers represented 67% of total revenues.

	June 30, 2002	December 31, 2001
Identifiable assets by geographic area:
United States	$23,248	$29,222
Asia	1,338	1,190
Latin & South America	150	149

Total	$24,736	$30,561

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

Availability to borrow the $2,800,000 is based upon a percentage of eligible inventories and accounts receivable. Borrowings under the line of credit at June 30, 2002 and December 31, 2001, were approximately $1,550,000 and $1,464,000, respectively. At June 30, 2002, the unused credit available on this line of credit was approximately $60,000.

During the three months ended June 30, 2002, the Company retired a $2,000,000 line of credit that was fully collateralized by restricted cash and short-term investment balances. As of December 31, 2001, the amount outstanding under this line of credit was $2,000,000 with the $2,000,000 collateralized balances included as part of restricted cash and short-term investments.

Item 2—Management’s Discussion and Analysis of Results of Operations and Financial Condition

General:

STM Wireless, Inc. (the “Company” or “STM”), founded in 1982, is a developer, manufacturer, supplier and provider of wireless-based satellite communications infrastructure and user terminal products utilized in public and private telecommunications networks for broadband and telephony applications. These networks support telephone grade voice, fax, data communication and IP based data, video communication, and are used to either bypass or extend terrestrial networks. The Company’s product line is based on proprietary hardware and software and primarily consists of two-way earth stations referred to as VSATs (very small aperture terminals), associated infrastructure equipment and software. The Company’s proprietary equipment and software are utilized by telephone companies, businesses, and government agencies in Europe, the Americas, the Middle East, Africa and Asia.

Critical Accounting Policies and Estimates:

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

Sales of the Company’s communication products and related installed software are generally recognized upon shipment when the title and risk of loss have been transferred to the customer. Sales of the Company’s products to distributors are normally not subject to right of return. Service revenues are recognized as services are completed. Generally, the Company’s sales are multiple element arrangements and sales contracts or sales orders are supported by a detailed pricing schedule for each element (including services) of the contract or sales order. Third parties may perform the installation of the Company’s equipment, although new customers generally rely on the Company to commission and install the initial equipment. When there are acceptance criteria to be met, generally there is an acceptance document agreed between the Company and the customer prior to the shipment, such that the Company can determine at the time of shipment if there is any material risk of non-acceptance. For repeat customers, the Company is very familiar with the customer’s network environment, such that, it can be determined if there is any material risk of non-acceptance. If it is determined that there is a significant risk of non-acceptance, the Company will defer revenue on all shipments of product until acceptance has occurred. Where there is a payment installment tied to acceptance or where partial shipments of product are allowed under the respective sales contract, revenue is recognized for shipments of product that have occurred and where the Company has a legal basis for an enforceable claim for those elements delivered irrespective of whether the Company performs the installation and commissioning of the equipment.

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

Results of Operations:

Total revenues were $4,014,000 and $9,666,000, respectively, for the three and six month periods ended June 30, 2002, compared to $7,111,000 and $13,345,000, respectively, for the corresponding periods of 2001, representing decreases of 44% and 28%, respectively, over the prior year periods. Product revenues were $3,365,000 and $8,290,000, respectively, for the three and six month periods ended June 30, 2002, compared to $6,485,000 and $12,050,000, respectively, for the corresponding periods of 2001, representing decreases of 48% and 31%, respectively, over the prior year periods. Service revenues were $649,000 and $1,376,000, respectively, for the three and six month periods ended June 30, 2002, compared to $626,000 and $1,295,000, respectively, for the corresponding periods of 2001, representing increases of 4% and 6%, respectively, over the prior year periods.

The 44% decrease in total revenues for the three months ended June 30, 2002 compared to the corresponding period in 2001 was attributed primarily to a decrease of approximately $4,900,000 in the Latin and South America region offset by increases in the Africa and Middle East region of $621,000, the Asia region of $684,000, and the Europe region of $628,000. For the six months ended June 30, 2002, total revenues declined 28% as compared to the same period in 2001 due primarily to a decrease of approximately $5,200,000 in revenues to Latin and South America offset by increases in the Africa and Middle East region of $606,000, the Asia region of $944,000, and the Europe region of $265,000. In fiscal 2001, the Company earned 25% of its revenues from one U.S. based customer, who serves primarily the Latin and South America region, and that customer has not purchased and is not expected to purchase significant products from the Company during 2002. Product revenues in the Latin and South America region in the three and six months ended June 30, 2002 were also adversely affected by a $400,000 sales incentive granted during the second quarter to a long-term customer to be applied as a credit against future sales orders. This incentive was accounted for as a reduction to second quarter sales.

Delays are not uncommon in the international markets where the Company operates. Customer concentrations have occurred in prior years as the Company’s revenues are characterized by relatively high value and low volume sales. Management continues to be focused on increasing revenues on a quarterly basis through identifying specific projects and regions where the Company has a competitive advantage and has established customer relationships. Management currently expects revenues to be approximately $6,500,000 and $7,000,000 in the third and fourth quarters of fiscal 2002, respectively. However, there can be no assurance that the Company will meet these targets or earn any specific level of revenues consistent with prior periods. The Company’s revenues in total, by region and by period, can vary significantly depending upon the timing of projects, the value of individual projects, the level of risk of non-acceptance for a project and other factors.

Gross profit percentage earned in the three months ended June 30, 2002 was 3% versus 33% for the same period ended June 30, 2001. For the three months ended June 30, 2002, the gross profit percentage for product revenues declined from 35% in 2001 to negative 0.4% in 2002 and the gross profit percentage for service revenues increased from 13% in 2001 to 19% in 2002. Gross profit on product revenues in the three months ended June 30, 2002 was adversely affected by a sales incentive of $675,000 ($400,000 of which was a reduction in revenues and $275,000 of which was equipment with no revenue which was classified as a cost of product revenues in the accompanying condensed consolidated statement of operations), costs to take into volume production the multi-channel version of the Solante family of products, volume related manufacturing variances and certain relatively fixed direct costs that did not decrease in line with revenues. The gross profit percentage earned in the six months ended June 30, 2002 was 14% versus 33% for the corresponding period of 2001. The decline in gross profit percentage for product revenues from 35% in the six months ended June 30, 2001 to 13% in 2002 is attributed to the sales incentive of $675,000 that arose in the second quarter of 2002, new product introduction costs for the Company’s new family of products, volume related manufacturing variances and certain relatively fixed costs that did not decrease in line with revenues. The improved services gross profit percentage earned in both the three months and the six months ended June 30, 2002 compared to the corresponding period of the prior year reflects improved margins on the Company’s repair activities. Based on management’s current expected revenue mix in the third and fourth quarters of 2002, the anticipated gross profit percentage for the third quarter is approximately 35% and for the fourth quarter is 30%; however, there can be no assurance that the Company can meet these targets. The Company has experienced intense competition during the six months ended June 30, 2002 and the Company may be forced to reduce its selling price of its products in response to its competitors’ pricing strategies or practices, in general or in any part of the world. Therefore, the level of gross profit can vary by customer, by product and by application as well as the overall volume of sales in any given period.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2002 increased by $372,000 to $1,808,000, or 45% of revenues, from $1,436,000, or 20% of revenues, in the corresponding period of 2001. For the six-month period ended June 30, 2002, SG&A expense increased by $868,000 to $3,519,000, or 36% of revenues, from $2,651,000, or 20% of revenues for the corresponding period of 2001. The increase in spending is due to increases in third-party consultancy costs, advertising and promotional expenses, and higher headcount related expenses. During the second and third quarters of fiscal 2002, cost reduction programs were implemented to reduce expenditure levels. Sales efforts are currently focused on qualified sales opportunities and also to directly target new customers that the Company has not previously done business with. Due to the cost reduction efforts in the third quarter of 2002, SG&A is expected to be approximately $1,400,000 in the third quarter and approximately $1,350,000 in the fourth quarter of 2002, although the level of SG&A expense can vary by due to the level of direct sales costs for individual projects.

Research and development (“R&D”) expenses for the three months ended June 30, 2002 increased to $1,428,000 (36% of revenues), from $1,321,000 (19% of revenues), for the corresponding period of the prior year. For the six months ended June 30, 2002, R&D expenses increased to $2,938,000 (30% of revenues), from $2,696,000 (20% of revenues), for the corresponding period of the prior year. Expense increases are due to headcount related expenses partly offset by a reduction in the use of third-party resources and materials in connection with the Solante product enhancements. R&D costs were reduced during the second quarter of fiscal 2002 that should favorably impact the overall level of R&D expenses in the second half of fiscal 2002, such that expected R&D costs in the third and fourth quarters of 2002 are expected to be approximately $1,100,000, respectively. However, these costs can vary depending on the stage reached in a product development cycle. Current development efforts are focused on the addition of new product functions and features, reducing unit product cost, optimizing product design, and improving manufacturability. Management believes that these efforts will yield future positive results in terms of higher gross margins and improved inventory control.

The foreign currency gain of $22,000 and $21,000 recognized in the three and six months ended June 30, 2002 were attributable primarily to the Company’s Thailand operation. The gain is the result of the Thai currency having strengthened against the U.S. Dollar since the start of fiscal 2002. The Company conducts most of its international sales in the U.S. Dollar.

In the three and six month periods ended June 30, 2001 the Company disposed of shares in DTPI resulting in a total gain of $2,510,000, which has been classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements. No such gain was recognized in the corresponding period in 2002.

Interest income was $13,000 for the three months ended June 30, 2002, compared to $84,000 for the three months ended June 30, 2001, and was $37,000 for the six months ended June 30, 2002, compared to $181,000 for the corresponding period of 2001. Along with the reduction in interest rate levels in general, interest income for the six months ended June 30, 2002 is less than the interest income recognized in the corresponding periods of 2001 due primarily to lower average cash balances for both restricted and unrestricted cash balances and short-term investments attributable partly to the retirement of a line of credit for $2,000,000 that was fully collateralized with cash in an interest bearing account (note 6 to the condensed consolidated financial statements).

Liquidity and Capital Resources:

For the first six months of 2002, the Company had a negative cash flow from operating activities of $4,838,000 as compared to a positive cash flow of $518,000 for the corresponding period of 2001. The negative cash flow for the period ended June 30, 2002 is attributable primarily to the net loss of $5,405,000 offset by increases in accounts payable and accrued expenses. For the corresponding period of 2001, the positive cash flow from operating activities of $518,000 was due primarily to net income of $1,183,000 adjusted by a gain on the sale of DTPI shares for $2,510,000 (classified as an element of cash flow from investing activity) and reductions in accounts payable and accrued liabilities. Positive effects were an increase in customer deposits, a decrease in accounts receivable, and amortization and depreciation of long-term assets.

Cash flows from investing activities totaled $3,313,000 and $2,137,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. The positive cash flows for 2002 consisted primarily of the release and availability of approximately $1,300,000 of funds previously classified as restricted cash in connection with a performance bond and the repayment of the $2,000,000 line of credit with funds also previously classified as restricted (note 6 to condensed consolidated financial statements). The positive cash flow from investing activity for 2001 was due primarily to the sale of 50% of the remaining shares in DTPI for $2,510,000 offset by $311,000 for capital expenditures and an increase of $162,000 in short-term investments

Cash flows from financing activities totaled a negative $1,954,000 and a negative $1,164,000 for the six-month periods ended June 30, 2002 and 2001, respectively. The negative cash flow for 2002 consisted primarily of the repayment of the line of credit for $2,000,000 previously classified as short-term borrowings. The negative cash flow for 2001 was due primarily to the net repayment of approximately $1,114,000 to reduce the balance owed under the existing secured line of credit (note 6 to the condensed consolidated financial statements).

Overall, the Company’s cash and cash equivalents totaled $1,179,000 at June 30, 2002 as compared to $4,658,000 at December 31, 2001.

At June 30, 2002, the Company was contingently liable for standby letters of credit of approximately $1,190,000, which reduces available borrowings under its line of credit to approximately $60,000 (see note 6 to the condensed consolidated financial statements). At December 31, 2001, the Company was contingently liable for standby letters of credit totaling $2,490,000 of which $1,140,000 restricted borrowings under its line of credit and the balance was cash collateralized at December 31, 2001.

At June 30, 2002, the Company had unused availability under its line of credit of approximately $60,000.

At June 30, 2002, the Company had two customers with extended payment terms beyond 90 days but less than 280 days for approximately $2,500,000.

At June 30, 2002, the Company’s current assets were $17,180,000 and current liabilities were $12,637,000, representing a current ratio of 1.36 to 1.00. Excluding inventories of $7,625,000, the Company’s quick ratio (current assets less inventories compared to current liabilities) was 0.76 to 1.00. The Company is currently conserving cash resources by aggressively reducing operating costs to a level commensurate with current and near-term revenue expectations, focusing sales efforts on reducing current inventory and closely monitoring new inventory purchases to reduce the risk of excess inventory, working closely with key vendors, and managing customer receivables closely to ensure collection on a timely basis. In addition, the Company is focused on generating cash through shipping existing backlog and closing near term sales opportunities including the licensing the production of certain of the Company’s products for certain markets. Additionally, to increase the cash available to the business, the Company may consider the sale and leaseback of the Company’s corporate headquarters in Irvine, California and is seeking alternative arrangements to secure certain bid and performance bonds that under the present arrangement restricts its ability to borrow under its existing line of credit. The Company believes that these actions taken collectively should improve the working capital position of the Company in the short-term. Accordingly, management expects to have sufficient cash generated from operations, through availability under its line of credit, and from other external sources to meet its anticipated cash requirements for the next twelve months. However, in the event these actions are not successful or the Company has a shortfall in anticipated sales, the Company will be required to raise additional working capital through debt and/or equity financing. There can be no assurance that the Company will be successful in raising funds, or if funds are available, that they will be available on terms that will not result in substantial costs or dilution to existing stockholders.

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

The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no effect on the Company’s financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. In Thailand, the Company’s subsidiary invoices most customers in local currency based on contractual prices denominated in United States currency to minimize the risk of foreign exchange loss. However, there is the risk of loss on accounts receivable in that the local currency may devalue relative to the United States currency during the period of collection. The balance in accounts receivable carried in Thailand as of June 30, 2002 and as of December 31, 2001 is approximately $146,000 and $135,000, respectively. Foreign exchange gain through the six months ended June 30, 2002 due primarily to the weakening of the U.S. Dollar against the Thai Baht was $21,000.

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

INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN ANY FORWARD LOOKING STATEMENTS AS A RESULT OF A WIDE VARIETY OF FACTORS AND CONDITIONS, AMONG OTHERS, LACK OF LIQUIDITY AND WORKING CAPITAL, INABILITY TO RAISE DEBT OR EQUITY FINANCING, LONG TERM CYCLES INVOLVED IN COMPLETING MAJOR CONTRACTS, PARTICULARLY IN FOREIGN MARKETS, INCREASING COMPETITIVE PRESSURES, DEPENDENCE ON EMERGING MARKETS AND A LIMITED NUMBER OF CUSTOMERS, GENERAL ECONOMIC CONDITIONS, TECHNOLOGICAL ADVANCES, THE TIMING OF NEW PRODUCT INTRODUCTIONS, POLITICAL AND ECONOMIC RISKS INVOLVED IN FOREIGN MARKETS AND FOREIGN CURRENCIES AND THE TIMING OF OPERATING AND OTHER EXPENDITURES, AND POSSIBLE VOLATILITY OF STOCK PRICES AND NASDAQ LISTING REQUIREMENTS. REFERENCE IS HEREBY MADE TO “RISK FACTORS” IN THE COMPANY’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY’S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

On August 13, 2002, Nasdaq notified the Company that it is not in compliance with Nasdaq’s minimum bid price of $1.00 per share required for continued listing on the Nasdaq National Market. The Company has until November 11, 2002 to regain compliance with Nasdaq’s minimum bid requirement. In addition, Nasdaq notified the Company that it is not in compliance with the minimum stockholders’ equity requirement of $10,000,000, which becomes effective on November 1, 2002. As of June 30, 2002, the Company’s stockholders’ equity was $5,347,000. Prior to November 11, 2002, the Company may be delisted for failure to satisfy listing requirements other than the minimum bid price. Failure to meet the listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being delisted. As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of the Company’s Common Stock and the trading price per share could decline.

Part II—Other Information

Item 1—Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not expect that these matters will individually or in the aggregate have a material adverse effect on the Company’s results of operations, liquidity or its financial condition.

Item 6—Exhibits and Reports On Form 8-K

(a)    Exhibits

99.1 Certificate of Chief Executive Officer

99.2 Certificate of Chief Financial Officer

(b)    Reports on Form 8-K

None

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STM WIRELESS, INC.

Date: August 13, 2002	By:	/s/ JOSEPH WALLACE
Joseph Wallace Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)