Form 10-Q
period 2002-09-30
STM WIRELESS INC
filed 2002-11-15
CIK 765414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

          As of November 12, 2002, there were 7,168,325 shares of Common Stock, $0.001 par value per share, outstanding. The review of our interim financial information for the quarter ended September 30, 2002 required by Statements on Auditing Standards No. 71 has not been completed by our independent public accountants, KPMG LLP. We expect that KPMG will complete its review shortly and if necessary, we will file an amended report on Form 10-Q when the review is completed.

STM WIRELESS, INC.
INDEX

Part I— Financial Information (Item 1— Financial Statements)

STM WIRELESS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$324	$4,658
Short-term investments	—	148
Restricted cash and short-term investments	280	3,350
Accounts receivable, net	5,860	6,788
Inventories, net	8,702	7,516
Prepaid expenses and other current assets	300	499

Total current assets	15,466	22,959
Property & equipment, net	7,214	7,556
Other assets	67	46

	$22,747	$30,561

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,541	$3,464
Current portion of long-term debt	87	85
Accounts payable	7,831	6,008
Accrued liabilities	2,148	2,067
Customer deposits and deferred revenue	999	857
Income taxes payable	526	533

Total current liabilities	13,132	13,014
Long-term debt.	6,698	6,763
Other long-term liabilities	32	32
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized; issued and outstanding 7,168,325 shares at September 30, 2002 and 7,248,325 shares at December 31, 2001	7	7
Additional paid in capital	38,989	39,289
Accumulated deficit	(36,111)	(28,244)
Receivable from stockholder	—	(300)

Total stockholders’ equity	2,885	10,752

	$22,747	$30,561

See accompanying notes to condensed consolidated financial statements.

STM WIRELESS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,

	2002	2001	2002	2001

Revenues:
Products	$2,052	$6,710	$10,342	$18,760
Services	680	1,056	2,056	2,351

Total revenues	2,732	7,766	12,398	21,111

Cost of revenues:
Products	2,065	4,290	9,255	12,070
Services	444	674	1,591	1,860

Total cost of revenues	2,509	4,964	10,846	13,930

Gross profit	223	2,802	1,552	7,181

Operating costs and other operating items:
Selling, general & administrative expenses	1,372	1,505	4,891	4,156
Research & development	1,150	1,422	4,088	4,118

Total	2,522	2,927	8,979	8,274

Operating loss	(2,299)	(125)	(7,427)	(1,093)
Foreign currency gain (loss)	(9)	14	12	8
Gain on disposal of affiliate	—	—	—	2,510
Interest income	2	75	39	256
Interest expense	(156)	(237)	(491)	(771)

Income (loss) before income taxes	(2,462)	(273)	(7,867)	910
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$(2,462)	$(273)	$(7,867)	$910

Net income (loss) per common share:
Basic	$(0.34)	$(0.04)	$(1.09)	$0.13

Diluted	$(0.34)	$(0.04)	$(1.09)	$0.13

Common shares used in computing per share amounts:
Basic	7,239	7,248	7,245	7,248
Diluted	7,239	7,248	7,245	7,250

See accompanying notes to condensed consolidated financial statements.

STM WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine months Ended Sept. 30,

	2002	2001

Net cash provided by (used in) operations	$(5,397)	$719

Cash flows provided by investing activities:
Proceeds from the sale of stock in DTPI	—	2,510
Decrease in restricted assets	3,070	250
(Increase) decrease in short-term investments	148	(312)
Acquisition of property, plant and equipment	(169)	(359)

Net cash provided by investing activities	3,049	2,089

Cash flows from financing activities:
Repayments of short-term borrowings, net	(1,923)	(1,085)
Increase in other long-term liabilities	—	75
Repayment of long-term debt	(63)	(165)

Net cash provided by (used in) financing activities	(1,986)	(1,175)

Net increase (decrease) in cash and cash equivalents	(4,334)	1,633
Cash and cash equivalents at beginning of period	4,658	2,903

Cash and cash equivalents at end of period	$324	$4,536

Supplemental disclosure of cash flow information:
Interest paid	$497	$739

Income taxes paid	$36	$—

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

2.          Inventories:

             Inventories are summarized as follows:

	September 30, 2002	December 31, 2001

Raw materials	$3,768	$3,440
Work in process	285	1,600
Finished goods	4,649	2,476

	$8,702	$7,516

3.          Net Income (Loss) Per Share:

	Three Months Ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$(2,462)	$(273)	$(7,867)	$910

Basic:
Weighted average common shares outstanding used in computing basic net income (loss) per share	7,239	7,248	7,245	7,248

Basic net income (loss) per share	$(0.34)	$(0.04)	$(1.09)	$0.13

Diluted:
Weighted average common shares outstanding	7,239	7,248	7,245	7,248
Dilutive options outstanding	—	—	—	2

Shares used in computing diluted net income (loss) per share	7,239	7,248	7,245	7,250

Diluted net income (loss) per share	$(0.34)	$(0.04)	$(1.09)	$0.13

             For the three and nine months ended September 30, 2002, options to purchase approximately 1,176,000 shares of common stock were not included in the computation of diluted net income per share, as the effect would be antidilutive. For the three and nine months ended September 30, 2001, options to purchase approximately 1,236,000 and 1,273,000 shares of common stock, respectively, were outstanding and were excluded from the computation of diluted net income per share, as the effect would be antidilutive.

4.         New Accounting Standards:

            In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long- Lived Assets. (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of any entity that either has been disposed of or is classified as held for sale.

The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no effect on the Company’s financial statements.

5.          Geographic and Business Segment Information:

                  The Company operates in one principal industry segment: the design, manufacture and provision of wireless-based satellite communications infrastructures.

	Three Months Ended September 30,		Nine months Ended September 30,

Revenues By Geographic Areas	2002	2001	2002	2001

Total:
Latin & South America	$370	$2,734	$3,167	$10,751
Africa & Middle East	1,057	2,108	3,070	3,463
Asia	977	1,854	4,161	4,094
United States	213	419	618	1,153
Europe	115	648	1,382	1,650

Total	$2,732	$7,766	$12,398	$21,111

Products:
Latin & South America	$221	$2,484	$2,932	$10,179
Africa & Middle East	945	1,886	2,711	3,228
Asia	725	1,492	3,182	3,305
United States	110	276	335	626
Europe	51	572	1,182	1,422

Total	$2,052	$6,710	$10,342	$18,760

Services:
Latin & South America	$149	$253	$235	$572
Africa & Middle East	112	222	359	235
Asia	252	362	979	789
United States	103	143	283	527
Europe	64	76	200	228

Total	$680	$1,056	$2,056	$2,351

Operating loss by area:
Latin & South America	$—	$—	$—	$(14)
Africa & Middle East	—	—	—	—
Asia	(5)	101	58	233
United States	(2,294)	(226)	(7,485)	(1,312)
Europe	—	—	—	—

Total	$(2,299)	$(125)	$(7,427)	$(1,093)

          In the three month period ended September 30, 2002, there were three customers to whom individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 60% of total revenues for the period. In the corresponding period ended September 30, 2001, there was a total of two customers to which individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 48% of total revenues. As of September 30, 2002, there were two customers in which accounts receivable balances exceeded 10% of accounts receivable.

          In the nine month period ended September 30, 2002, there were three customers to whom individual sales exceeded 10% of total revenues, and the total of revenues to these customers represented 52% of total revenues for the period. In the corresponding period ended September 30, 2001, there was a total of three customers to which individual sales exceeded 10% of total revenues and the total of revenues to these customers represented 46% of total revenues.

	September 30, 2002	December 31, 2001

Identifiable assets by geographic area:
United States	$21,481	$29,222
Asia	1,116	1,190
Latin & South America	150	149

Total	$22,747	$30,561

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

             Availability to borrow the $2,800,000 is based upon a percentage of eligible inventories and accounts receivable. Borrowings under the line of credit at September 30, 2002 and December 31, 2001, were approximately $1,541,000 and $1,464,000, respectively. At September 30, 2002, the unused credit available on this line of credit was approximately $120,000.

             During the three months ended June 30, 2002, the Company retired a $2,000,000 line of credit that was fully collateralized by restricted cash and short-term investment balances. As of December 31, 2001, the amount outstanding under this line of credit was $2,000,000 with the $2,000,000 collateralized balances included as part of restricted cash and short-term investments.

Item 2— Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Critical Accounting Policies and Estimates:

               The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. There are a number of critical accounting policies that are most important to the portrayal of the Company’s financial condition and results of operation.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented.  Therefore, on an ongoing basis, the Company evaluates its estimates, including those for bad debts provisions, inventory reserves and other obligations.  For estimated bad debts, the Company reviews on an individual account basis the age of the receivable, all circumstances surrounding the transaction that gave rise to the receivable and whether the customer continues to have the financial resources to pay the receivable as of the balance sheet date and prior to the issuance of the financial statements for the respective period.  For estimated inventory reserves, the Company performs a review of the higher value inventory items and applies the results of the review to the lower value inventory items by product category.  The respective inventory reserve is based upon the historical activity in the inventory item; its expected future use based upon identified sales prospects and orders for a particular product, anticipated changes to the design of a particular product, whether the product into which the inventory item is incorporated is expected to be discontinued in the near future and whether there are any lower of cost or market considerations.  For other obligations, where judgment is required, the Company reviews the circumstances surrounding the obligation and evaluates the facts and circumstances to determine an appropriate level of accrual for such obligation.

               Sales of the Company’s communication products and related installed software are generally recognized upon shipment when the title and risk of loss have been transferred to the customer.  Sales of the Company’s products to distributors are normally not subject to right of return.  Service revenues are recognized as services are completed.  Generally, the Company’s sales are multiple element arrangements and sales contracts or sales orders supported by a detailed pricing schedule for each element (including services) of the contract or sales order.  Third parties may perform the installation of the Company’s equipment, although new customers generally rely on the Company to commission and install the initial equipment.  When there are acceptance criteria to be met, generally there is an acceptance document agreed between the Company and the customer prior to the shipment, such that the Company can determine at the time of shipment if there is any material risk of non-acceptance.  For repeat customers, the Company is very familiar with the customer’s network environment, such that, it can be determined if there is any material risk of non-acceptance.  If it is determined that there is a significant risk of non-acceptance, the Company will defer revenue on all shipments of product until acceptance has occurred.  Where there is a payment installment tied to acceptance or where partial shipments of product are allowed under the respective sales contract, revenue is recognized for shipments of product that have occurred and where the Company has a legal basis for an enforceable claim for those elements delivered irrespective of whether the Company performs the installation and commissioning of the equipment.

               Inventory valuation and the appropriate cost of sales for product for a given period can require the exercise of judgment on an ongoing basis.  On an annual basis, the Company sets its standards based on expected purchase costs of products and components that are incorporated into the products.  Manufacturing overhead is estimated and absorbed into the product cost based upon assumed activity levels for the year.  Such standards are recalculated on a quarterly basis.  Due to the relatively high dollar value of individual sales in a given period and the materiality of such individual sales to the results for the period, there can be significant variations in the level of activity in a given period depending upon the timing of individual sales.  Should the Company assume an incorrect level of activity in a given year, there may be certain quarters where the results for the period are negatively impacted by a disproportionate level of under-absorbed manufacturing overhead.

Results of Operations:

               Total revenues were $2,732,000 and $12,398,000, respectively, for the three and nine month periods ended September 30, 2002, compared to $7,766,000 and $21,111,000, respectively, for the corresponding periods of 2001, representing decreases of 65% and 41%, respectively, over the prior year periods. Product revenues were $2,052,000 and $10,342,000, respectively, for the three and nine month periods ended September 30, 2002, compared to $6,710,000 and $18,760,000, respectively, for the corresponding periods of 2001, representing decreases of 69% and 45%, respectively, over the prior year periods. Service revenues were $680,000 and $2,056,000, respectively, for the three and nine month periods ended September 30, 2002, compared to $1,056,000 and $2,351,000, respectively, for the corresponding periods of 2001, representing decreases of 36% and 13%, respectively, over the prior year periods.

               The 65% decrease in total revenues for the three months ended September 30, 2002 compared to the corresponding period in 2001 was attributed primarily to a decrease of approximately $2,364,000 in the Latin and South America region, a decrease in the Africa and Middle East region of $1,051,000, a decrease in the Asia region of $877,000, and a decrease in the Europe region of $533,000. For the nine months ended September 30, 2002, total revenues declined 41% as compared to the same period in 2001 due primarily to a decrease of approximately $6,300,000 in revenues to Latin and South America, a decrease in the Asia region of $393,000, a decrease in the Europe region of $268,000, and a decrease in the United States region of $535,000. In fiscal 2001, the Company earned 25%, or approximately $7,400,000 of its revenues from one U.S. based customer, who serves primarily the Latin and South America region, and that customer has not purchased significant products or services from the Company during 2002. Product revenues in the Latin and South America region in the nine months ended September 30, 2002 were also adversely affected by a $400,000 sales incentive granted during the second quarter to a long-term customer to be applied as a credit against future sales orders. This incentive was accounted for as a reduction to second quarter sales.

               The Company’s revenues are characterized by relatively high value and low volume sales. In addition, sales to the international market are often subject to delays, which extend sales cycles and contribute to the volatility of the Company’s revenues. Management continues to be focused on increasing revenues on a quarterly basis through identifying specific projects and regions where the Company has a competitive advantage and has established customer relationships. Management currently has a revenue target of approximately $4,000,000 to $5,000,000 in the fourth quarter of fiscal 2002; however, the Company continues to experience difficulty in predicting the timing of individual projects, which may impact this revenue target.  Therefore, there can be no assurance that the Company will meet these targets or earn any specific level of revenues consistent with prior periods. The Company’s revenues in total, by region and by period, can vary significantly depending upon the timing of projects, the value of individual projects, the level of risk of non-acceptance for a project and other factors.

               Gross profit percentage earned in the three months ended September 30, 2002 was 8% versus 36% for the same period ended September 30, 2001. For the three months ended September 30, 2002, the gross profit percentage for product revenues declined from 36% in 2001 to a negative 1% in 2002 and the gross profit percentage for service revenues decreased from 36% in 2001 to 35% in 2002. Gross profit on product revenues in the three months ended September 30, 2002 was adversely affected by a sale to one large customer with an unusually low gross profit percentage, increased costs to take into volume production the multi-channel version of the Solante family of products, volume related manufacturing variances, and certain relatively fixed direct costs that did not decrease in line with revenues. The gross profit percentage earned in the nine months ended September 30, 2002 was 13% versus 34% for the corresponding period of 2001. The decline in gross profit percentage for product revenues from 36% in the nine months ended September 30, 2001 to 11% in 2002 is primarily attributed to the recognition during the second quarter of 2002 of a sales incentive cost of $675,000 ($400,000 of which was a reduction in revenues and $275,000 of which was equipment with no revenue which was classified as a cost of product revenues in the accompanying condensed consolidated statement of operations), new product introduction costs for the Company’s new family of products, volume related manufacturing variances and certain relatively fixed costs that did not decrease in line with revenues. For the nine month period ended September 30 the gross profit on service revenues increased from 21% in 2001 to 23% in 2002. The improved services gross profit percentage earned in the nine months ended September 30, 2002 compared to the corresponding period of the prior year reflects improved margins on the Company’s repair activities. The anticipated gross profit percentage for the fourth quarter can vary based on the underlying revenue magnitude and mix, and there can be no assurance that the Company can meet the underlying revenue target. The Company has experienced intense competition during the nine months ended September 30, 2002 and the Company may be forced to reduce its selling price of its products in response to its competitors’ pricing strategies or practices, in general or in any part of the world. Therefore, the level of gross profit can vary by customer, by product and by application as well as the overall volume of sales in any given period.

               Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2002 decreased by $133,000 to $1,372,000, or 50% of revenues, from $1,505,000, or 19% of revenues, in the corresponding period of 2001. For the nine-month period ended September 30, 2002, SG&A expense increased by  $735,000 to $4,891,000, or 39% of revenues, from $4,156,000, or 20% of revenues for the corresponding period of 2001. The decrease in spending during the three-month period ended September 30, 2002 is due to costs reductions implemented during the second and third quarters of 2002 affecting headcount levels and third party costs related to consultants and advertising and promotional activities. For the nine months ended September 30, 2002, SG&A expenses were higher during 2002 than 2001 due to the sales related increased use of outside consultants and higher legal expenses, increased travel, headcount and related costs in 2002, and a recovery of bad debt expense recognized in the third quarter of 2001 for approximately $196,000. Beginning in the second quarter of 2002, cost reduction programs were implemented to reduce expenditure levels and further cost reductions are being implemented in the fourth quarter. Sales efforts are currently focused on qualified sales opportunities and also to directly target new customers that the Company has not previously done business with. Due to the cost reduction efforts throughout the current year, SG&A expense levels in the fourth quarter of 2002 will be less than the expense levels for the third quarter of 2002.

               Research and development (“R&D”) expenses for the three months ended September 30, 2002 decreased to $1,150,000 (42% of revenues), from $1,422,000 (18% of revenues), for the corresponding period of the prior year.

For the nine months ended September 30, 2002, R&D expenses decreased to $4,088,000 (33% of revenues), from $4,118,000 (20% of revenues), for the corresponding period of the prior year. Expense reductions are due primarily to reduced headcount related expenses. R&D costs were reduced throughout 2002 and further cost reductions have been implemented in the fourth quarter which should favorably impact the overall level of R&D expenses, such that R&D costs in the fourth quarter of 2002 are expected to be less than the third quarter expense levels for R&D. However, these costs can vary depending on the stage reached in a product development cycle. Current development efforts are focused on the addition of new product functions and features, reducing unit product cost, optimizing product design, and improving manufacturability.

               The foreign currency loss of $9,000 and gain of $12,000 recognized in the three and nine months ended September 30, 2002 were attributable primarily to the Company’s Thailand operation. The gain is the result of the Thai currency having strengthened against the U.S. Dollar since the start of fiscal 2002. The Company conducts most of its international sales in the U.S. Dollar.

               In the three and nine-month periods ended September 30, 2001 the Company disposed of shares in DTPI resulting in a total gain of $2,510,000, which has been classified as a gain on disposal of affiliate in the accompanying condensed consolidated financial statements. No such gain was recognized in the corresponding period in 2002.

               Interest income was $2,000 for the three months ended September 30, 2002, compared to $75,000 for the three months ended September 30, 2001, and was $39,000 for the nine months ended September 30, 2002, compared to $256,000 for the corresponding period of 2001. Interest income for the nine months ended September 30, 2002 is less than the interest income recognized in the corresponding periods of 2001 due primarily to lower average cash balances for both restricted and unrestricted cash balances and short-term investments attributable partly to the retirement of a line of credit for $2,000,000 that was fully collateralized with cash in an interest bearing account (note 6 to the condensed consolidated financial statements).

               Interest expense decreased by $81,000 to $156,000 for the three months ended September 30, 2002, compared to $237,000 for the same period ended September 30, 2001. This reduction is attributed to several factors such as the retirement of a line of credit for $2,000,000, a reduction in the general level of interest rates, the expiration of the amortization of prepaid interest costs in connection with warrants issued as part of the $3,300,000 revolving line of credit (note 6 to the condensed consolidated financial statements). Interest expense decreased by $280,000 to $491,000 for the nine months ended September 30, 2002, compared to $771,000 for the same period ended September 30, 2001 for primarily the same reasons described above.

               The absence of a tax provision in 2002 and 2001 is due to losses in the period.

Liquidity and Capital Resources:

               For the first nine months of 2002, the Company had a negative cash flow from operating activities of $5,397,000 as compared to a positive cash flow of $719,000 for the corresponding period of 2001. The negative cash flow for the period ended September 30, 2002 is attributable primarily to the net loss of $7,867,000 offset by increases in accounts payable and depreciation and amortization of long-term assets. For the corresponding period of 2001, the positive cash flow from operating activities of $719,000 was due primarily to net income of $910,000 reduced by a gain on the sale of DTPI shares for $2,510,000 (classified as an element of cash flow from investing activity) and reductions in accounts payable and accrued liabilities. Positive effects on cash flow in 2001 were an increase in customer deposits, a decrease in accounts receivable, and amortization and depreciation of long-term assets.

               Cash flows from investing activities totaled $3,049,000 and $2,089,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The positive cash flows for 2002 consisted primarily of the release and availability of approximately $1,300,000 of funds previously classified as restricted cash in connection with a performance bond and the repayment of the $2,000,000 line of credit with funds also previously classified as restricted (note 6 to condensed consolidated financial statements). The positive cash flow from investing activity for 2001 was due primarily to the sale of 50% of the remaining shares in DTPI for $2,510,000 offset by $359,000 for capital expenditures and an increase of $312,000 in short-term investments

               Cash flows from financing activities totaled a negative $1,986,000 and a negative $1,175,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The negative cash flow for 2002 consisted primarily of the repayment of the line of credit for $2,000,000 previously classified as short-term borrowings. The negative cash flow for 2001 was due primarily to the net repayment of approximately $1,085,000 to reduce the balance owed under the existing secured line of credit (note 6 to the condensed consolidated financial statements).

               Overall, the Company’s cash and cash equivalents totaled $324,000 at September 30, 2002 as compared to $4,658,000 at December 31, 2001.

               At September 30, 2002, the Company was contingently liable for standby letters of credit of approximately  $1,139,000, which reduces available borrowings under its line of credit to approximately $120,000 (see note 6 to the condensed consolidated financial statements).  At December 31, 2001, the Company was contingently liable for standby letters of credit totaling $2,490,000 of which $1,140,000 restricted borrowings under its line of credit and the balance was cash collateralized at December 31, 2001.

               At September 30, 2002, the Company had one customer with extended payment terms beyond 90 days but less than 280 days for approximately $2,400,000.

               At September 30, 2002, the Company’s current assets were $15,466,000 and current liabilities were $13,132,000, representing a current ratio of 1.18 to 1.00.  Excluding inventories of $8,702,000, the Company’s quick ratio (current assets less inventories compared to current liabilities) was 0.52 to 1.00. The Company is currently conserving cash resources by aggressively reducing operating costs to a level commensurate with current and near-term revenue expectations, focusing sales efforts on reducing current inventory, working closely with key vendors, and managing customer receivables closely to maximize collection. In addition, the Company is focused on generating cash through shipping existing backlog and closing near term sales opportunities including the licensing the production of certain of the Company’s products for certain markets. Additionally, to increase the cash available to the business, the Company expects to sell the Company’s corporate headquarters in Irvine, California on favorable terms and is in the process of arranging a new $1 million line of credit which is under negotiation and which is subject to the approval of the Company’s board of directors and current lenders. The Company believes that these actions taken collectively should improve the working capital position of the Company in the short-term. Accordingly, management expects to have sufficient cash generated from operations, through availability under its line of credit, through potential disposal of assets, and from other external sources to meet its anticipated cash requirements for the next twelve months. If the Company is unable to generate cash from these resources, it will need to raise additional funds through available means, which may include debt and/or equity financings. However, there can be no assurance that the Company will be successful in raising funds, or if funds are available, that they will be available on terms that will not result in substantial costs or dilution to existing stockholders.

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

               The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 had no effect on the Company’s financial statements

Item 3— Quantitative and Qualitative Disclosures About Market Risk

               To avoid the risk of fluctuating exchange rates associated with international sales, the Company conducts most international sales in United States currency. In Thailand, the Company’s subsidiary invoices most customers in local currency based on contractual prices denominated in United States currency to minimize the risk of foreign exchange loss. However, there is the risk of loss on accounts receivable in that the local currency may devalue relative to the United States currency during the period of collection. The balance in accounts receivable carried in Thailand as of September 30, 2002 and as of December 31, 2001 is approximately $134,000 and $135,000, respectively. Foreign exchange gain through the nine months ended September 30, 2002 due primarily to the weakening of the U.S. Dollar against the Thai Baht was approximately $16,000.

               The Company’s exposure to short-term interest rate fluctuations is limited to its short-term borrowings under its line of credit for $3,300,000. Such line of credit allows borrowings up to $2,800,000 and therefore a 1% increase in interest rates would increase annual interest expense by $28,000.

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

               On August 13, 2002, Nasdaq notified the Company that it is not in compliance with several Nasdaq National Market continued listing standards including a minimum bid price of $1.00 per share, a minimum shareholders’ equity of $10 million, and a minimum market value of publicly held shares of $5 million, all of which are required for continued listing on the Nasdaq National Market. On November 7, 2002, the Company submitted an application to Nasdaq to transfer to the Nasdaq SmallCap Market. Such application is currently under review. If the application to transfer to the Nasdaq SmallCap Market is not approved, the Company will be delisted from Nasdaq and trading in the Company’s stock, if any, would be conducted in the over-the-counter market or, if available, the Nasdaq’s Electronic Bulletin Board. As a result, investors would find it more difficult, to dispose of, or to obtain accurate quotations as to the value of the Company’s common stock and the trading price per share could decline.

Part II— Other Information

Item 1 – Legal Proceedings

               From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not expect that these matters will individually or in the aggregate have a material adverse effect on the Company’s results of operations, liquidity or its financial condition.

Item 6— Exhibits and Reports On Form 8-K

           (a)     Exhibits

                     99.1 Certificate of Chief Executive Officer

                     99.2 Certificate of Chief Financial Officer

            (b)     Reports on Form 8-K

                      None

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, STM has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STM WIRELESS, INC.

Date: November 13, 2002	By:	/s/ JOSEPH WALLACE

Joseph Wallace Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Item 4— Controls and Procedures

               Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation under the supervision of management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company carried out its evaluation.

CERTIFICATION

I, Emil Youssefzadeh, certify that:

1.	I have reviewed this quarterly report on Form 10 Q of STM Wireless, Inc. (“STM”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of STM as of, and for, the periods presented in this quarterly report;

4.

STM’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for STM and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to STM, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of STM’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

STM’s other certifying officers and I have disclosed, based on our most recent evaluation, to STM’s auditors and the audit committee of STM’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect STM’s ability to record, process, summarize and report financial data and have identified for STM’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in STM’s internal controls; and

6.

STM’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ EMIL YOUSSEFZADEH

Emil Youssefzadeh Chief Executive Officer

CERTIFICATION

I, Joseph Wallace, certify that:

1.	I have reviewed this quarterly report on Form 10 Q of STM Wireless, Inc. (“STM”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of STM as of, and for, the periods presented in this quarterly report;

4.

STM’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for STM and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to STM, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of STM’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

STM’s other certifying officers and I have disclosed, based on our most recent evaluation, to STM’s auditors and the audit committee of STM’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect STM’s ability to record, process, summarize and report financial data and have identified for STM’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in STM’s internal controls; and

6.

STM’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ JOSEPH WALLACE

Joseph Wallace Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)